Form 10QSB
period 2001-03-31
CENTROID CONSOLIDATED MINES CO
filed 2001-05-14
CIK 1105409

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                     0-32393


                         CENTROID CONSOLIDATED MINES CO.
                 (Name of Small Business Issuer in its Charter)


                  NEVADA                               87-0645507
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)262-8844

                              None; not applicable.
                                   -----------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes      No     X
         ----     ----                  ----      ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  None; not applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                March 31, 2001
                                   1,714,352


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                         CENTROID CONSOLIDATED MINES CO.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000

                                               3/31/01                12/31/00
                                           ----------------    -----------------
                                            [Unaudited]
                                     ASSETS

      Total Current Assets                $               0      $             0

                                           ----------------       --------------
TOTAL ASSETS                              $               0      $             0
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           7,486      $         5,688
          Accounts Payable                              305                  305
          Income Taxes Payable                           50                   50
                                           ----------------       --------------
      Total Current Liabilities                       7,841      $         6,043
                                           ----------------       --------------
TOTAL LIABILITIES                                     7,841                6,043
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 30,000,000 shares;
               issued and outstanding
               1,714,352  shares                      1,714                1,714
          Paid-in Capital                         1,137,279            1,137,279
          Accumulated Deficit                    (1,132,993)          (1,132,993)
          Deficit accumulated during
               development stage                    (13,841)             (12,043)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                           (7,841)              (6,043)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
                                           ================       ==============



NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended March 31, 2001 and 2000
   and for the period from Reactivation [June 8, 1999] through March 31, 2001

                                               Three Months         Three Months          6/8/99
                                                   Ended                Ended             Through
                                                  3/31/01              3/31/00            3/31/01
                                             ------------------  ------------------  ----------------
                                                [Unaudited]          [Unaudited]        [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0  $              0
                                             ------------------   ------------------  ----------------
NET REVENUE                                                  0                    0                 0

OPERATING EXPENSES
     General and Administrative Expenses   $             1,798  $               915            13,626
                                             ------------------   ------------------  ----------------
TOTAL OPERATING EXPENSES                                 1,798                  915            13,626
                                             ------------------   ------------------  ----------------
NET INCOME BEFORE TAXES                    $            (1,798) $              (915)          (13,626)
                                             ==================   ==================  ================
INCOME/FRANCHISE TAXES                                       0                    0               215

NET LOSS                                                (1,798)                (915)          (13,841)

NET LOSS PER SHARE                         $             (0.01) $             (0.01) $          (0.01)
                                             ==================   ==================  ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        1,714,352            1,714,352         1,567,343
                                             ==================   ==================  ================


                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 2001 and 2000
   and for the period from Reactivation [June 8, 1999] through March 31, 2001


                                                        Three Months        Three Months          6/8/99
                                                           Ended                Ended             Through
                                                          3/31/01              3/31/00            3/31/01
                                                      -----------------    ----------------   --------------
                                                        [Unaudited]           [Unaudited]       [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (1,798)   $           (915)   $     (13,626)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in franchise taxes payable                    0                   0              355
   Increase/(Decrease) in loans from shareholder                 1,798                 915           13,486
                                                      -----------------       -------------     ------------
      Net Cash Used For Operating Activities        $                0    $              0    $           0
                                                      =================       ==============    ============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                0
      Beginning Cash Balance                                         0                   0                0
      Ending Cash Balance                           $                0    $              0                0
                                                      =================      ===============    ============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending March 31, 2001 or since June 30, 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advance by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no business operations during the quarterly period ended March 31, 2000 or since on or before approximatly 1992. During the quarterly period ended March 31, 2001, the Company received no revenue and incurred expenses of $1,798, stemming from general and administrative expenses.

Liquidity.

     At March 31, 2001, the Company had total current assets of $0 and total liabilities of $7,841.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

None; not applicable

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; Not Applicable.

(b)Reports on Form 8-K.

     None; not applicable.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CENTROID CONSOLIDATED MINES CO.



Date: 5-14-01               By/S/ Jason Kershaw
                            Jason Kershaw, President and Director



Date: 5-8-99                By/S/ Harold Jenson
                            Harold Jenson, Secretary, Treasurer and Director