Form 10QSB
period 2001-06-30
CENTROID CONSOLIDATED MINES CO
filed 2001-08-14
CIK 1105409

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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

                                June 30, 2001
                                   1,714,352


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


                         CENTROID CONSOLIDATED MINES CO.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      June 30, 2001 and December 31, 2000

                                               6/30/01                12/31/00
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           7,886      $         5,688
          Accounts Payable                              305                  305
          Income Taxes Payable                           50                   50
                                           ----------------       --------------
      Total Current Liabilities                       8,223      $         6,043
                                           ----------------       --------------
TOTAL LIABILITIES                                     8,223                6,043
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 30,000,000 shares;
               issued and outstanding
               1,714,352  shares                      1,714                1,714
          Paid-in Capital                         1,137,279            1,137,279
          Accumulated Deficit                    (1,132,993)          (1,132,993)
          Deficit accumulated during
               development stage                    (14,223)             (12,043)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                           (8,223)              (6,043)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
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


                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended June 30, 2001 and 2000
   and for the period from Reactivation [June 8, 1999] through June 30, 2001

                                               Three Months         Three Months          6/8/99
                                                   Ended                Ended             Through
                                                  6/30/01              6/30/00            6/30/01
                                             ------------------  ------------------  ----------------
                                                [Unaudited]          [Unaudited]        [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0  $              0
                                             ------------------   ------------------  ----------------
NET REVENUE                                                  0                    0                 0

OPERATING EXPENSES
     General and Administrative Expenses   $               382  $               980            14,008
                                             ------------------   ------------------  ----------------
TOTAL OPERATING EXPENSES                                   382                  980            14,008
                                             ------------------   ------------------  ----------------
NET INCOME BEFORE TAXES                    $              (382) $              (980)          (14,008)
                                             ==================   ==================  ================
INCOME/FRANCHISE TAXES                                       0                    0               215

NET LOSS                                                  (382)                (980)          (14,223)

NET LOSS PER SHARE                         $             (0.01) $             (0.01) $          (0.01)
                                             ==================   ==================  ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        1,714,352            1,714,352         1,714,352
                                             ==================   ==================  ================


                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
            For the Six Month Periods Ended June 30, 2001 and 2000


                                                Six Months          Six Months
                                                   Ended                Ended
                                                  6/30/01              6/30/00
                                             ------------------  ------------------
                                                [Unaudited]          [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0
                                             ------------------   ------------------
NET REVENUE                                                  0                    0

OPERATING EXPENSES
     General and Administrative Expenses   $             2,180  $             1,895
                                             ------------------   ------------------
TOTAL OPERATING EXPENSES                                 2,180                1,895
                                             ------------------   ------------------
NET INCOME BEFORE TAXES                    $            (2,180) $            (1,895)
                                             ==================   ==================
INCOME/FRANCHISE TAXES                                       0                    0

NET LOSS                                                (2,180)              (1,895)

NET LOSS PER SHARE                         $             (0.01) $             (0.01)
                                             ==================   ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        1,714,352            1,714,352
                                             ==================   ==================



                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended June 30, 2001 and 2000
   and for the period from Reactivation [June 8, 1999] through June 30, 2001


                                                        Three Months        Three Months          6/8/99
                                                           Ended                Ended             Through
                                                          6/30/01              6/30/00            6/30/01
                                                      -----------------    ----------------   --------------
                                                        [Unaudited]           [Unaudited]       [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $             (382)   $           (980)   $     (14,223)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in franchise taxes payable                    0                   0              215
   Increase/(Decrease) in loans from shareholder                   382                 980           14,008
                                                      -----------------       -------------     ------------
      Net Cash Used For Operating Activities        $                0    $              0    $           0
                                                      =================       ==============    ============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                0
      Beginning Cash Balance                                         0                   0                0
      Ending Cash Balance                           $                0    $              0                0
                                                      =================      ===============    ============






                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
            For the Six Month Periods Ended June 30, 2001 and 2000
   and for the period from Reactivation [June 8, 1999] through June 30, 2001


                                                         Six Months         Six Months            6/8/99
                                                           Ended                Ended             Through
                                                          6/30/01              6/30/00            6/30/01
                                                      -----------------    ----------------   --------------
                                                        [Unaudited]           [Unaudited]       [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (2,180)   $         (1,895)   $     (14,223)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in franchise taxes payable                    0                   0              215
   Increase/(Decrease) in loans from shareholder                 2,180               1,895           14,008
                                                      -----------------       -------------     ------------
      Net Cash Used For Operating Activities        $                0    $              0    $           0
                                                      =================       ==============    ============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                0
      Beginning Cash Balance                                         0                   0                0
      Ending Cash Balance                           $                0    $              0                0
                                                      =================      ===============    ============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending June 30, 2001 or since June 30, 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended June 30, 2001 or since on or before approximatly 1992. During the quarterly period ended June 30, 2001, the Company received no revenue and incurred expenses of 382, stemming from general and administrative expenses.

Liquidity.

     At June 30, 2001, the Company had total current assets of $0 and total liabilities of $8,223.

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

                         CENTROID CONSOLIDATED MINES CO.



Date:    8-14-01            By/S/ Jason Jenson
                            Jason Jenson, Vice President and Director



Date:    8-14-01            By/S/ Harold Jenson
                            Harold Jenson, Secretary, Treasurer and Director