Form 10KSB
period 2001-12-31
CENTROID CONSOLIDATED MINES CO
filed 2002-03-14
CIK 1105409

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                  -----------
                                   0-32393


                        CENTROID CONSOLIDATED MINES CO.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

           NEVADA                                              87-0645507
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                         5525 South 900 East, Suite 110
                            Salt Lake City, UT 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


                              None; Not Applicable
                                  -------------
          (Former Name or Former Address, if changed since last Report)



Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:
$0.001 Par Value Common Voting Stock
------------------------------------
Title of Class

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              December 31, 2001 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2001 - $580.69 There are approximately 580,694 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X    No
                                                 ---      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                December 31, 2001
                                    1,714,352

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------


Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

    The predecessor of Centroid Consolidated Mines Co., a Nevada Corporation (the "Company"), Centroid Consolidated Mines Co., an Arizona Corporation ("CCM-Arizona") was organized under the laws of the State of Arizona on April 15, 1936, to engage in general mining, milling, and ore reduction business as well as any lawful business determined by the Board of Directors.

     CCM-Arizona's initial authorized capital was $100,000 consisting of 1,000,000 shares of ($0.10) par value common voting stock. A copy of CCM-Arizona's initial Articles of Incorporation was filed as an exhibit to the Company's registration statement on Form 10-SB on February 26, 2001 and is incorporated herein by this reference. See Part III, Item 1.

     On July 15, 1999, CCM-Arizona merged with and into the Company, for the sole purpose of changing CCM-Arizona's domicile from the state of Arizona to the state of Nevada. In conjunction with the merger, the par value of the Company's common voting stock was changed from $.10 to $.001, while the Company retained it's authorized shares at 30,000,000. Copies of the following documents were filed as an exhibit to the Company's registration statement on Form 10-SB on February 26, 2001 and are incorporated herein by this reference: Articles of Incorporation of the Company; Agreement and Plan of Merger of CCM-Arizona and the Company and Articles of Merger of CCM-Arizona with and into the Company. See
Part III, Item 1.

     On September 20, 1999, pursuant to a Unanimous Consent of the Board of Directors and Consent of Majority Stockholders, a Certificate of Amendment to the Articles of Incorporation was filed, whereby the outstanding shares of the Corporation were reverse split on a basis of 1 for 15, retaining the authorized shares at 30,000,000 and the par value at one mill ($0.001) per share, with appropriate adjustments made in the additional paid in capital accounts of the Company, with all fractional shares being rounded up to the nearest whole share and provided further, that all shares required for rounding be provided by the Company. A copy of the Certificate of Amendment to the Articles of Incorporation is incorporated herein by this reference. See Part III, Item 1.


     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

     On May 27, 1999, Thomas A. Phelps,  Vice President and Director and Wallace
M. Phelps, Secretary and Director, appointed Jason Kershaw as President and Director, Harold Jenson as Vice President and Director and Jason Jenson as Secretary and Director and in seriatim, resigned their positions as Vice President and Director and Secretrary and Director, respectively.

     On October  10,  1999,  the Company  issued  6,000,000  "unregistered"  and
"restricted" shares of common stock at a value of $.001 per share to Jenson Services, Inc., in consideration of the payment of $6,000.00 for audit and other corporate expenses incurred on behalf of the Company. On November 1, 2000, 5,000,000 of the above mentioned "unregistered" and "restricted" shares were canceled and returned to treasury. As a result, Jenson Services became a 66.2% shareholder of the Company.

     Jenson Services is an "accredited"  investor. The Company believes that the
offer  and  sale  of  these   securities  was  exempt  from  the   registration
requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Business.
---------

     CCM-Arizona acquired land and mining claims in Arizona and operated until approximately 1952. In 1954 CCM-Arizona entered a Receivership under the jurisdiction and provisions of Chapter XI of the Bankruptcy Act of the United States, which continued through May of 1955. Since that time, CCM-Arizona had been inactive with respect to mining operations but, did maintain some mining assets and mining claims until June of 1994. All assets were eventually liquidated in satisfaction of debts or as consideration for services by officers and directors. To the extent that assets were depleted, additional common stock of CCM-Arizona and the Company have been issued to officers and directors as compensation for services through 1994. CCM-Arizona and the Company have essentially been dormant since June 30, 1994.

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations for over 5 years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its majority shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the calendar year covered by this Report. Further, there have been no meetings of stockholders since July 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. The Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of December 31, 2001, is approximately 1,220.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

    On October 10, 1999, the Company issued 6,000,000 "unregistered" and "restricted" shares at a value of $.001 per share to Jenson Services, Inc., in consideration of the payment of $6,000 for audit and other corporate expenses incurred on behalf of the Company.

     Jenson Services is an "accredited" investor. The Company believes that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

     On November 1, 2000, 5,000,000 of the 6,000,000 shares of "unregistered" and "restricted" shares issued to Jenson Services, Inc., were canceled and returned to treasury.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2001, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or in the last five years.

     At December 31, 2001, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

None;

Item 7.  Financial Statements.
         ---------------------


          Independent Auditors' Report

          Balance Sheets - December 31, 2001

          Statements of Operations for the years ended
          December 31, 2001 and 2000, and for the period from Reactivation [June 8, 1999] through December 31, 2001

          Statements of Stockholders' Equity/(Defecit)for the years ended December 31, 2001 and 2000, and for the period from Reactivation [June 8, 1999] through December 31, 2001

          Statements of Cash Flows for the years ended
          December 31, 2001 and 2000, and for the period from Reactivation [June 8, 1999] through December 31, 2001

          Notes to the Financial Statements

                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                December 31, 2001

                       [WITH INDEPENDENT AUDITORS' REPORT]




                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]


                                TABLE OF CONTENTS





                                                                                  Page

Independent Auditors' Report ...................................................   1


Balance Sheet -- December 31, 2001 .............................................   2


Statements of Operations for the years ended December 31, 2001 and 2000, and for
the period from Reactivation [June 8, 1999] through December 31, 2001 ..........   3


Statements of Stockholders' Equity/(Deficit) for the years ended December 31,
2001 and 2000, and for the period from Reactivation [June 8, 1999] through
December 31, 2001 ..............................................................   4


Statements of Cash Flows for the years ended December 31, 2001 and 2000, and
for the period from Reactivation [June 8, 1999] through December 31, 2001 ......   5


Notes to Financial Statements ..................................................   6 -- 8


Independent Auditors' Report


The Board of Directors and Shareholders
Centroid Consolidated Mines, Co.[a development stage company]:


We have audited the accompanying balance sheet of Centroid Consolidated Mines, Co. [a development stage company] as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centroid Consolidated Mines, Co. [a development stage company] as of December 31, 2001, and the results of operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Centroid Consolidated Mines, Co. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations and has minimal assets which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                                   Mantyla McReynolds
Salt Lake City, Utah
February 22, 2002



                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2001






                                     ASSETS


Assets ...........................................................   $         0
                                                                     -----------
                       Total Assets ..............................   $         0
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities:
  Current Liabilities:
  Franchise taxes payable ........................................   $        50
  Accounts payable ...............................................           305
  Payable to shareholders - Note 6 ...............................         8,262
                                                                     -----------
      Total Current Liabilities ..................................         8,617
           Total Liabilities .....................................         8,617


Stockholders' Deficit:
  Capital Stock -- 30,000,000 shares authorized having a
   par value of $.001 per share; 1,714,352 shares issued
   and outstanding - Note 5 ......................................         1,714
  Additional Paid-in Capital .....................................     1,137,279
  Accumulated deficit prior to development stage .................    (1,132,993)
  Deficit accumulated during the development stage ...............       (14,617)
                                                                     -----------
                Total Stockholders' Deficit ......................        (8,617)
                                                                     -----------
        Total Liabilities and Stockholders' Deficit ..............   $         0
                                                                     ===========









                 See accompanying notes to financial statements



                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]
                            Statements of Operations
 For the years ended December 31, 2001 and 2000, and for the period from Reactivation
                    [June 8, 1999] through December 31, 2001






                                                                                            June 8,
                                                                                              1999
                                                                                            through
                                                          2001             2000             December
                                                                                            31, 2001
                                                   --------------     --------------      ------------
Revenues ...........................                  $         0    $         0         $         0

General & Administrative Expenses ..                        2,574          3,779              14,402
                                                      -----------    -----------          ----------

               Operating Loss ......                       (2,574)        (3,779)            (14,402)

                                                      -----------    -----------          ----------
        Net Loss Before Income Taxes                       (2,574)        (3,779)            (14,402)

Provision for Income Taxes .........                            0            215                 215
                                                      -----------    -----------          ----------

Net Loss ...........................                $      (2,574)   $    (3,994)            (14,617)
                                                      ===========    ===========          ==========


Loss Per Share .....................                $        (.01)   $      (.01)        $      (.01)
                                                      ===========    ===========          ==========

Weighted Average Shares Outstanding                     1,714,352      1,714,352           1,579,737
                                                      ===========    ===========          ==========








                 See accompanying notes to financial statements



                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]
                  Statements of Stockholders' Equity/(Deficit)
 For the years ended December 31, 2001 and 2000, and for the period from Reactivation
                    [June 8, 1999] through December 31, 2001




                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------    ------------    ------------      ------------    --------------
Balance, June 8, 1999         10,663,886     $ 1,066,389         $66,604       $(1,132,993)    $          0

Change par value with merge
with Nevada corporation                       (1,055,725)      1,055,725                                  0

Reverse stock split 1:15
September 13, 1999            (9,949,534)         (9,950)          9,950                                  0

Issued stock for debt at par,
October 12, 1999               1,000,000           1,000           5,000                              6,000

Net loss for the Year Ended
 December 31, 1999                                                                 (8,049)           (8,049)
                            ------------    ------------    ------------      ------------    --------------
Balance, December 31, 1999     1,714,352           1,714       1,137,279       (1,141,042)           (2,049)
                            ------------    ------------    ------------      ------------    --------------
Net loss for the Year Ended
December 31, 2000                                                                  (3,994)           (3,994)
                            ------------    ------------    ------------      ------------    --------------
Balance, December 31, 2000     1,714,352           1,714       1,137,279       (1,145,036)           (6,043)
                            ------------    ------------    ------------      ------------    --------------
Net loss for the Year Ended
December 31, 2001                                                                  (2,574)           (2,574)

Balance, December 31, 2001     1,714,352    $      1,714    $  1,137,279      $(1,147,610)    $      (8,617)
                            ============    ============    ============      ============    ==============





                 See accompanying notes to financial statements



                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the years ended December 31, 2001 and 2000, and for the period from Reactivation
                    [June 8, 1999] through December 31, 2001



                                                                                              June 8,
                                                                                               1999
                                                                                              through
                                                                                             December
                                                              2001            2000           31, 2001
                                                           -----------     -----------     -------------
Cash Flows from Operating Activities
Net Loss                                                      $ (2,574)        $(3,994)         $(14,617)
Adjustments to reconcile net income to net cash
provided by
 operating activities:
     Issued shares for directors for services
     Expenses paid by shareholder                                2,574           3,639            14,262
     Increase in current liabilities                                 0             355               355
                                                           -----------     -----------     -------------
        Net Cash Used for Operating Activities                       0               0                 0

            Net Increase/(Decrease) in Cash                          0               0                 0

Beginning Cash Balance                                               0               0                 0
                                                           -----------     -----------     -------------

Ending Cash Balance                                                 $0              $0                $0
                                                           ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                            $0              $0                $0
  Cash paid during the year for income taxes                         0               0                 0





                        See accompanying notes to financial statements

                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2001


Note 1  Organization and Summary of Significant Accounting Policies

        (a) Organization

          Centroid Consolidated Mines, Co. (Company) was originally incorporated under the laws of the State of Arizona in April, 1936. On June 8, 1999, the Company formed a wholly owned subsidiary under the laws of the State of Nevada for the purpose of effecting a change of domicile of the Company. The Arizona corporation was merged into the Nevada corporation in August 1999.

          The Company was organized to engage in mining and any mining related business. It acquired land and mining claims in Arizona and operated until approximately 1952. In 1954 the Company entered a Receivership under the jurisdiction and provisions of Chapter XI of the Bankruptcy Act of the United States, which continued through May of 1955. Since that time the Company has been inactive with respect to mining operations but, did maintain some mining assets for several years. All assets were eventually liquidated in satisfaction of debts or as consideration for services by Company officers and directors. To the extent that assets were depleted, additional common stock of the company has been issued to company officers as compensation for services through 1994. The company has essentially been dormant since June 30, 1994.


        (b) Income Taxes

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2001 is $0 due to the valuation allowance established and described below.


        (c) Net Loss Per Common Share

          Loss per common share is based on the weighted-average number of shares outstanding. There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.


        (d) Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2001.

                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2001
                                   [continued]


Note 1  Organization and Summary of Significant Accounting Policies [continued]

        (e)    Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2  Liquidity

          The Company has accumulated losses through December 31, 2001 amounting to $1,147,610 ($14,617 since reactivation), and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3  Income Taxes

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2021. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.


                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                          $14,617        $2,193      15%
   Valuation allowance                                        (2,193)
                                                       -------------
Deferred tax asset 12/31/2001                                     $0

          The allowance has increased $386 from $1,807 as of December 31, 2000.

                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2001
                                   [continued]

Note 5  Common Stock

          The Company adopted an Agreement of Merger and Joint Corporate Resolutions regarding the Agreement of Merger to effect the change of domicile, and provide for the pro rata issuance of shares of the Nevada corporation to the stockholders of the Arizona corporation on the surrender of any certificate thereof.

          As a result of the merger, the par value of common stock was changed to $.001 from $.10. Thus, immediately after the merger, the equity account balances for common stock and additional paid-in capital were $10,664 and $1,122,329, respectively.

          Effective September 20, 1999, the Company reverse split the issued and outstanding common stock on a basis of one for fifteen (1:15), while retaining the current authorized capital and par value, and with appropriate adjustments in the stated and surplus accounts. All fractional shares were rounded up to the nearest whole share.

          In October, 1999, the Company issued 6,000,000 unregistered and restricted shares of common stock, at par, to a shareholder as reimbursement for $6,000 in expenses (see Note 6). In 2000, the Company cancelled 5,000,000 of those shares. The revised value per share is $.006.


Note 6  Related Party Transactions

          A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2001, of $14,262. The Company recorded a liability for this amount which has been reduced by the common shares issued ($6,000 above). The balance ($8,262) is unsecured, payable on demand, and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor for the past two years.

                                    PART III

Item 9.  Identification of Directors and Executive Officers
-----------------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Jason Kershaw         Director and       1999                *
                      President

Harold Jenson         Director and       1999                *
                      Vice President

Jason Jenson          Director and       1999                *
                      Secretary/
                      Treasurer

Thomas Phelps         Director and       1995              5/99
                      Vice President

Wally Phelps          Director and
                      Secretary          1995              5/99

Albert M. Reguly      Director and
                      President          1995              5/99


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Jason Kershaw, President and a director is 30 years of age. Mr. Kershaw graduated from the University of Utah, with a Bachelor of Science degree. Mr. Kershaw has been working as a Pharmaceutical representative since August of 2000. Previously, Mr. Kershaw had been employeed as a respiratory therapist with Intermountain Health Care since 1994.

     Harold Jenson, Vice President and a director is 32 years of age. Mr. Jenson has been working in the construction industry since 1998. Mr. Jenson currently is a partner in Jenson Orton Contruction, a Utah based construction company.

     Jason Jenson, Secretary and a director is 25 years of age. Mr. Jenson owns his own painting business, which he has operated since 1993.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

    Jason Jenson and Harold Jenson are cousins. There are no other family relationships between any director or executive officer. Jason Jenson and Harold Jenson are nephews of Duane Jenson, the majority shareholder of Jenson Services.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Form 3's were filed for the Officers and Directors as well as the 10% shareholder of the Company on or about March 9, 2001.

Item 10. Executive Compensation.
         -----------------------

     There has been no executive compensation paid by the Company for services rendered in the last three years.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2001 or 2000. Further, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     There are no conditions relating to payment of compensation to officers and directors that a target company must comply with and loans made by shareholders to the Company are typically forgiven with no recourse upon closing of a transaction. No loans have been made or are anticipated to be made to officers, directors, affiliates, or lending institutions.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of December 31, 2001, with the computations being based upon 1,714,352 shares of common stock being outstanding.


                                   Number of Shares    Percentage
Name and Address                  Beneficially Owned    of Class
-----------------                  ----------------    -----------
Jenson Services, Inc.*                 1,000,000         58.3%
5525 S. 900 E. #110
Salt Lake City, UT 84117

Duane S. Jenson                          133,658          7.9%
5525 S. 900 E. #110
Salt Lake City, UT  84117              ---------        ------
                                       1,133,658         66.2%

     * Duane S. Jenson may be deemed beneficial owner of these shares due to his relationship with Jenson Services, Inc. Mr. Jenson is President and owner of Jenson Services, Inc.


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the December 31, 2001:

                        Number of Shares
                       Beneficially Owned     Percentage of
Name and Address         as of 12/31/01           of Class
----------------       -----------------       -------------
Jason Kershaw                 0                      0%
5525 S. 900 E. #110
Salt Lake City, UT 84117

Harold Jenson                 0                      0%
5525 S. 900 E. #110
Salt Lake City, UT 84117

Jason Jenson                  0                      0%
5525 S. 900 E. #110
Salt Lake City, UT 84117

All Three Directors           0                      0%



Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None; Not Applicable

Exhibits
--------

     None; Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE


Exhibit
Number         Description*
------         ------------
3.1            Articles of Incorporation of CCM-Arizona, dated April 15, 1936

3.3 (i) Articles of Amendment to Articles of Incorporation dated April 12, 1951, change of authorized allowed and indebtness

3.3 (ii) Articles of Amendment to Articles of Incorporation dated April 21, 1991, change of authorized allowed and inbebtness

3.1 (i)        Articles of Incorporation of the Company, dated June 14, 1999

3.2            By-laws, adopted June 8, 1999

99             Articles of Merger of CCM-Arizona with and into the Company

3.3 (iv) Articles of Amendment to Articles of Incorporation dated September 29, 1999, regarding 15 to 1 reverse split



     *The exhibits are hereby incorporated by reference and have been filed with the Securities and Exchange Commission and are attached to the Company's Registration Statement on Form 10-SB, in their entirety.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Centroid Consolidated Mines Co.



Date:  3-12-02                         By/s/Harold Jenson
                                       Harold Jenson
                                       Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Centroid Consolidated Mines Co.



Date:  3-12-02                          By/s/Harold Jenson
                                        Vice President and Director



Date:  3-12-02                          By/s/Jason Jenson
                                        Secretary, Treasurer and Director