Form 10QSB
period 2002-09-30
CENTROID CONSOLIDATED MINES CO
filed 2002-11-14
CIK 1105409

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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


                         4685 South Highland Dr., Suite 202
                            Salt Lake City, UT 84117
                            ------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)278-9424

                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                                   -----------
          (Former Name or Former Address, if changed since last Report)

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

                               September 30, 2002
                                   1,714,352


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


                         CENTROID CONSOLIDATED MINES CO.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                                               9/30/02                12/31/01
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $          15,057     $          8,262
          Accounts Payable                              305                  305
          Income Taxes Payable                            0                   50
                                           ----------------       --------------
      Total Current Liabilities                      15,362     $          8,617
                                           ----------------       --------------
TOTAL LIABILITIES                                    15,362                8,617
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 30,000,000 shares;
               issued and outstanding
               1,714,352  shares                      1,714                1,714
          Paid-in Capital                         1,137,279            1,137,279
          Accumulated Deficit                    (1,132,993)          (1,132,993)
          Deficit accumulated during
               development stage                    (21,362)             (14,617)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                          (15,362)              (8,617)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
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


                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001
 and for the period from Reactivation [June 8, 1999] through September 30, 2002

                                               Three Months         Three Months        Nine Months     Nine Months       6/8/99
                                                   Ended                Ended             Ended            Ended          Through
                                                  9/30/02              9/30/01            9/30/02         9/30/01         9/30/02
                                             ------------------  ------------------  ----------------   -----------     ----------
                                                [Unaudited]          [Unaudited]        [Unaudited]     [Unaudited]     [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0  $              0   $         0      $       0
                                             ------------------   -----------------    ---------------  -----------     ----------
NET REVENUE                                                  0                    0                 0             0              0

OPERATING EXPENSES
     General and Administrative Expenses   $             1,416  $               175             6,745         2,355         21,147
                                             ------------------   ------------------  ----------------  -----------     ----------
TOTAL OPERATING EXPENSES                                 1,416                  175             6,745         2,355         21,147
                                             ------------------   ------------------  ----------------  -----------     ----------
NET INCOME BEFORE TAXES                    $            (1,416) $              (175)           (6,745)       (2,355)       (21,147)
                                             ==================   ==================  ================  ===========     ==========
INCOME/FRANCHISE TAXES                                       0                    0                 0             0            215

NET LOSS                                                (1,416)                (175)           (6,745)       (2,355)       (21,362)

NET LOSS PER SHARE                         $             (0.01) $             (0.01) $          (0.01)        (0.01)         (0.01)
                                             ==================   ==================  ================  ===========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        1,714,352            1,714,352         1,714,352     1,714,352      1,610,134
                                             ==================   ==================  ================  ===========     ==========




                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001
 and for the period from Reactivation [June 8, 1999] through September 30, 2002


                                                        Three Months      Three Months      Nine Months     Nine Months    6/8/99
                                                           Ended              Ended           Ended           Ended       Through
                                                          9/30/02            9/30/01          9/30/02        9/30/01       9/30/02
                                                      -----------------  ---------------- -------------- -------------- -----------
                                                        [Unaudited]        [Unaudited]     [Unaudited]     [Unaudited]   [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (1,416)  $         (175)  $      (6,745)    $  (2,355)    $ (21,362)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in current liability                          0                0             (50)            0           305
   Increase/(Decrease) in loans from shareholder                 1,416              175           6,795         2,355        21,057
                                                      -----------------    -------------   ------------  -------------- -----------
      Net Cash Used For Operating Activities        $                0   $            0   $           0     $       0     $       0
                                                      =================   ==============   ============  ============== ===========

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                0               0             0             0
      Beginning Cash Balance                                         0                0               0             0             0
      Ending Cash Balance                           $                0   $            0               0             0             0
                                                      =================   ===============  ============  ============== ===========





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending September 30, 2002 or since June 30, 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended September 30, 2002 or since on or before approximatly 1994. During the quarterly period ended September 30, 2002, the Company received no revenue and incurred expenses of 1,416, stemming from general and administrative expenses.

Liquidity.

     At September 30, 2002, the Company had total current assets of $0 and total liabilities of $15,362.

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

                         CENTROID CONSOLIDATED MINES CO.



Date:    11-6-01            By/S/ Jason Jenson
                            Jason Jenson, Vice President and Director



Date:    11-6-01            By/S/ Harold Jenson
                            Harold Jenson, Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Centroid Consolidated Mines Corp., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Jason V. Jenson, Vice President and Director and Harold T. Jenson, Secretary and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ Jason V. Jenson
Vice President and Director
November 6, 2002



By/S/ Harold T. Jenson
Secretary, Treasurer and Director
November 6, 2002