Form 10KSB
period 2002-12-31
CENTROID CONSOLIDATED MINES CO
filed 2003-03-27
CIK 1105409

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2002
                   -------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                               -------------------
                                     0-32393


                        CENTROID CONSOLIDATED MINES CO.
                        -------------------------------
                 (Name of Small Business Issuer in its Charter)

           NEVADA                                              87-0645507
           ------                                              ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                         4685 Highland Dr., Suite 202
                            Salt Lake City, UT 84117
                            ------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 278-9424


                              None; Not Applicable.
                              ---------------------
          (Former Name or Former Address, if changed since last Report)


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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              December 31, 2002 - $0.


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2002 - $580.69 There are approximately 580,694 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None; Not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                 ---      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                December 31, 2002
                                    1,714,352

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---


                                     PART I

Item 1.  Description of Business.
---------------------------------

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

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; Not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; Not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
-------------------

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

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

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

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

          * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

          * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

          * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

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

     None; Not applicable.

Item 2.  Description of Property.
---------------------------------

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

Item 3.  Legal Proceedings.
---------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the calendar year covered by this Report. Further, there have been no meetings of stockholders since July 1999.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     The Company's stock is currently traded on the OTC-BB under the symbol "CCMC", however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders.
--------

     The number of record holders of the Company's common stock as of December 31, 2002, is approximately 1,220.

Dividends.
----------

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2002, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or in the last five years.

     At December 31, 2002, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
----------

     None; Not applicable.

Item 7.  Financial Statements.
------------------------------


          Independent Auditors' Report

          Balance Sheets - December 31, 2002

          Statements of Operations for the years ended
          December 31, 2002 and 2001, and for the period from Reactivation [June 8, 1999] through December 31, 2002

          Statements of Stockholders' Equity/(Defecit)for the years ended December 31, 2002 and 2001, and for the period from Reactivation [June 8, 1999] through December 31, 2002

          Statements of Cash Flows for the years ended
          December 31, 2002 and 2001, and for the period from Reactivation [June 8, 1999] through December 31, 2002

          Notes to the Financial Statements

                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                December 31, 2002

                       [WITH INDEPENDENT AUDITORS' REPORT]




                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]


                                TABLE OF CONTENTS





                                                                                  Page

Independent Auditors' Report ...................................................   1


Balance Sheet -- December 31, 2002 .............................................   2


Statements of Operations for the years ended December 31, 2002 and 2001, and for
the period from Reactivation [June 8, 1999] through December 31, 2002 ..........   3


Statements of Stockholders' Equity/(Deficit) for the years ended December 31,
2002 and 2001, and for the period from Reactivation [June 8, 1999] through
December 31, 2002 ..............................................................   4


Statements of Cash Flows for the years ended December 31, 2002 and 2001, and
for the period from Reactivation [June 8, 1999] through December 31, 2002 ......   5


Notes to Financial Statements ..................................................   6 -- 8


                        CENTROID CONSOLIDATED MINES, CO.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                December 31, 2002


                       [WITH INDEPENDENT AUDITORS' REPORT]



                               Centroid Consolidated Mines, Co.
                                [A Development Stage Company]


                                       TABLE OF CONTENTS


                                                                                                Page

Independent Auditors Report                                                                       1

Balance Sheet -- December 31, 2002                                                                2

Statements of Operations for the years ended December 31, 2002 and 2001, and for
the period from Reactivation [June 8, 1999] through December 31, 2002                             3

Statements of Stockholders' Equity/(Deficit) for the years ended December 31, 2002 and 2001, and for the period from Reactivation [June 8, 1999] through December 31,
2002                                                                                              4

Statements of Cash Flows for the years ended December 31, 2002 and 2001, and for
the period from Reactivation [June 8, 1999] through December 31, 2002                             5

Notes to Financial Statements                                                                   6 -- 8



Independent Auditors' Report


The Board of Directors and Shareholders
Centroid Consolidated Mines, Co.[a development stage company]:


     We have audited the accompanying balance sheet of Centroid Consolidated Mines, Co. [a development stage company] as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001, and for the period from reactivation [June 8, 1999] through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centroid Consolidated Mines, Co. [a development stage company] as of December 31, 2002, and the results of operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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


                                                   Mantyla McReynolds
Salt Lake City, Utah
March 21, 2003



                               Centroid Consolidated Mines, Co.
                                [A Development Stage Company]
                                         Balance Sheet
                                       December 31, 2002





ASSETS


      Total Current Assets                                                     $                 0
                                                                                 ------------------
                       Total Assets                                            $                 0
                                                                                 ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities:
  Current Liabilities:
  Franchise taxes payable                                                      $                50
  Payable to shareholders - Note 6                                                          17,246
                                                                                 ------------------
      Total Current Liabilities                                                             17,296
           Total Liabilities                                                                17,296


Stockholders' Deficit:
  Capital Stock -- 30,000,000 shares authorized having a
   par value of $.001 per share; 1,714,352 shares issued
   and outstanding - Note 5                                                                  1,714
  Additional Paid-in Capital                                                             1,137,279
  Accumulated deficit prior to development stage                                        (1,132,993)
  Deficit accumulated during the development stage                                         (23,296)
                                                                                 ------------------
                Total Stockholders' Deficit                                                (17,296)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                 0
                                                                                 ==================


                        See accompanying notes to financial statements


                                              2


                               Centroid Consolidated Mines, Co.
                                [A Development Stage Company]
                                   Statements of Operations
     For the years ended December 31, 2002 and 2001, and for the period from Reactivation
                           [June 8, 1999] through December 31, 2002



                                                                                            June 8,
                                                                                              1999
                                                                                            through
                                                        2002               2001             December
                                                                                            31, 2002
                                                   --------------     --------------      ------------
Revenues                                       $               0  $               0   $             0

General & Administrative Expenses                          8,679              2,574            23,081
                                                   --------------     --------------      ------------

               Operating Loss                             (8,679)            (2,574)          (23,081)

                                                   --------------     --------------      ------------
        Net Loss Before Income Taxes                      (8,679)            (2,574)          (23,081)

Provision for Income Taxes                                      0                 0               215
                                                   --------------     --------------      ------------

Net Loss                                       $          (8,679) $          (2,574)  $       (23,296)
                                                   ==============     ==============      ============


Loss Per Share                                 $            (.01) $            (.01)  $          (.01)
                                                   ==============     ==============      ============

Weighted Average Shares Outstanding                    1,714,352          1,714,352         1,617,503
                                                   ==============     ==============      ============




                                   See accompanying notes to financial statements

                                                         3


                                          Centroid Consolidated Mines, Co.
                                           [A Development Stage Company]
                                    Statements of Stockholders' Equity/(Deficit)
                For the years ended December 31, 2002 and 2001, and for the period from Reactivation
                                      [June 8, 1999] through December 31, 2002




                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------    ------------    ------------      ------------    --------------
Balance, June 8, 1999         10,663,886     $1,066,389         $66,604       $(1,132,993)    $           0

Change par value with merge
with Nevada corporation                      (1,055,725)       1,055,725                                   0

Reverse stock split 1:15
September 13, 1999           (9,949,534)         (9,950)           9,950                                   0

Issued stock for debt at $0.006,

October 12, 1999              1,000,000           1,000           5,000                               6,000

Net loss for the Year Ended
 December 31, 1999                                                                 (8,049)           (8,049)
                            ------------    ------------    ------------      ------------    --------------
Balance, December 31, 1999    1,714,352           1,714       1,137,279        (1,141,042)           (2,049)
                            ------------    ------------    ------------      ------------    --------------
Net loss for the Year Ended
December 31, 2000                                                                  (3,994)           (3,994)
                            ------------    ------------    ------------      ------------    --------------
Balance, December 31, 2000    1,714,352           1,714       1,137,279        (1,145,036)           (6,043)
                            ------------    ------------    ------------      ------------    --------------
Net loss for the Year Ended
December 31, 2001                                                                  (2,574)           (2,574)

Balance, December 31, 2001    1,714,352           1,714       1,137,279        (1,147,610)           (8,617)

Net loss for the Year Ended
December 31, 2002                                                                  (8,679)           (8,679)

Balance, December 31, 2002    1,714,352    $      1,714    $  1,137,279      $ (1,156,289)    $     (17,296)
                            ============    ============    ============      ============    ==============




                                   See accompanying notes to financial statements

                                                         4



                                Centroid Consolidated Mines, Co.
                                  [A Development Stage Company]
                                    Statements of Cash Flows
  For the years ended December 31, 2002 and 2001, and for the period from Reactivation [June 8,
                                 1999] through December 31, 2002



                                                                                              June 8,
                                                                                               1999
                                                                                              through
                                                                                             December
                                                              2002            2001           31, 2002
                                                           -----------     -----------     -------------
Cash Flows from Operating Activities
Net Loss                                                      $(8,679)        $(2,574)         $(23,296)
Adjustments to reconcile net income to net cash provided
by
 operating activities:
     Issued shares to directors for debt                            0               0             6,000
     Increase in shareholder loans                              8,984           2,574            17,246
     Decrease in current liabilities                             (305)              0                50
                                                           -----------     -----------     -------------
        Net Cash Used for Operating Activities                      0               0                 0

            Net Increase/(Decrease) in Cash                         0               0                 0

Beginning Cash Balance                                              0               0                 0
                                                           -----------     -----------     -------------

Ending Cash Balance                                                $0              $0                $0
                                                           ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                           $0              $0                $0
  Cash paid during the year for income taxes                        0               0                 0
Supplemental Non-cash disclosures
 Stock issued to reduce debt                                       $0              $0            $6,000



                         See accompanying notes to financial statements

                                                5

                                Centroid Consolidated Mines, Co.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2002


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

     The Company was organized to engage in mining and any mining related business. It acquired land and mining claims in Arizona and operated until approximately 1952. In 1954 the Company entered a Receivership under the jurisdiction and provisions of Chapter XI of the Bankruptcy Act of the United States, which continued through May of 1955. Since that time the Company has been inactive with respect to mining operations but, did maintain some mining assets for several years. All assets were eventually liquidated in satisfaction of debts or as consideration for services by Company officers and directors. To the extent that assets were depleted, additional common stock of the company has been issued to company officers as compensation for services through 1994. The Company has essentially been dormant since June 30, 1994. In 1999, new officers and directors were elected as part of reactivation procedures and the Company is now considered to be in the development stage.


               (b) Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2002 is $0 due to the valuation allowance established and described below.


               (c) Net Loss Per Common Share

     Loss per common share is based on the weighted-average number of shares outstanding. There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.


               (d) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2002.

                                      Centroid Consolidated Mines, Co.
                                       [A Development Stage Company]
                                        Notes to Financial Statements
                                              December 31, 2002
                                                 [continued]


Note 1         Organization and Summary of Significant Accounting Policies
                                         [continued]

               (e)    Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2         Liquidity

     The Company has accumulated losses through December 31, 2002 amounting to $1,156,289 ($23,296 since reactivation), and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3         Income Taxes

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2022. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.


                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                          $23,296        $3,494      15%
   Valuation allowance                                       (3,494)
                                                       -------------
Deferred tax asset 12/31/2002                                     $0

         The allowance has increased $1,301 from $2,193 as of December 31, 2001.

                                      Centroid Consolidated Mines, Co.
                                       [A Development Stage Company]
                                        Notes to Financial Statements
                                              December 31, 2002
                                                 [continued]

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


Note 6         Related Party Transactions

     A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2002, of $23,246. The Company recorded a liability for this amount which has been reduced by the common shares issued ($6,000 above). The balance ($17,246) is unsecured, payable on demand, and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor for the past three years. During that time, there has been no disagreement between the Company and its auditor.


                                    PART III

Item 9.  Identification of Directors and Executive Officers.
------------------------------------------------------------

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

Business Experience.
--------------------

     Jason Kershaw, President and a director is 32 years of age. Mr. Kershaw graduated from the University of Utah, with a Bachelor of Science degree. Mr. Kershaw has been working as a Pharmaceutical representative since August of 2000. Previously, Mr. Kershaw had been employeed as a respiratory therapist with Intermountain Health Care since 1994.

     Harold Jenson, Vice President and a director is 34 years of age. Mr. Jenson has been working in the construction industry since 1998. Mr. Jenson currently is a partner in Jenson Orton Contruction, a Utah based construction company.

     Jason Jenson, Secretary and a director is 27 years of age. Mr. Jenson owns his own painting business, which he has operated since 1993.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Form 3's were filed for the Officers and Directors as well as the 10% shareholder of the Company on or about March 9, 2001.

Item 10. Executive Compensation.
--------------------------------

     There has been no executive compensation paid by the Company for services rendered in the last three years.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2002 or 2001. Further, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of December 31, 2002, with the computations being based upon 1,714,352 shares of common stock being outstanding.


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

     * Duane S. Jenson may be deemed beneficial owner of these shares due to his relationship with Jenson Services, Inc. Mr. Jenson is CEO and owner of Jenson
Services, Inc.


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the December 31, 2002:

                        Number of Shares
                       Beneficially Owned     Percentage of
Name and Address         as of 12/31/02           of Class
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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None; Not Applicable.

Exhibits.
---------

     None; Not Applicable.

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

                                       Centroid Consolidated Mines Co.



Date:  3/26/03                         By/S/Jason Kershaw
                                       Jason Kershaw
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Centroid Consolidated Mines Co.



Date:  3/26/03                          By/S/Jason Kershaw
                                        Jason Kershaw
                                        President and Director



Date:  3/27/03                          By/S/Jason Jenson
                                        Jason Jenson
                                        Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jason Kershaw, President of Centroid Consolidated Mines Corp.,(the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  3/26/03          Signature:  By/S/Jason Kershaw
                                     Jason Kershaw
                                     President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jason Jenson, Secretary/Treasurer of Centroid Consolidated Mines Corp., (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  3/27/03                     Signature:  By/S/Jason Jenson
                                                Jason Jenson
                                                Secretary/Tresurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Centroid Consolidated Mines Corp., (the "Registrant") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Jason Kershaw, President and director and Jason Jenson, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



By/S/Jason Kershaw
Jason Kershaw
President and Director
Dated this 26th day of March, 2003



By/S/Jason Jenson
Jason Jenson
Secretary,Treasurer and Director
Dated this 27th day of March, 2003