Form 10QSB
period 2003-03-31
CENTROID CONSOLIDATED MINES CO
filed 2003-05-12
CIK 1105409

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

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

                                 April 29, 2003
                                   1,714,352


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


                                        CENTROID CONSOLIDATED MINES CO.
                                                BALANCE SHEETS
                                     March 31, 2003 and December 31, 2002

                                                                           3/31/2003             12/31/2002
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0    $                0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Taxes Payable                                                                   50                    50
      Accounts Payable                                                                 0                     0
      Loans from stockholders                                         $           17,821    $           17,246
                                                                        -----------------     -----------------
           Total Liabilities                                                      17,871                17,296

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 30,000,000 shares; issued and
           outstanding, 1,714,352 shares                                           1,714                 1,714
      Paid-in Capital                                                          1,137,279             1,137,279
      Accumulated Deficit prior to development stage                          (1,132,993)           (1,132,993)
      Accumulated Deficit during the development stage                           (23,871)              (23,296)
                                                                        -----------------     -----------------

           Total Stockholders' Deficit                                           (17,871)              (17,296)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================

NOTE TO FINANCIAL STATEMENTS:

     Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2002 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                         CENTROID CONSOLIDATED MINES CO.
                            STATEMENTS OF OPERATIONS
            For the Three Month Period Ended March 31, 2003 and 2002
   and for the period from Reactivation [June 8, 1999] through March 31, 2003

                                                      Three Months       Three Months       6/8/1999
                                                          Ended             Ended            Through
                                                        3/31/2003         3/31/2002         3/31/2003
                                                       [Unaudited]       [Unaudited]       [Unaudited]
                                                       -----------       -----------       -----------
REVENUE

      Income                                       $               0 $                0 $             0
                                                       -------------     --------------    ------------
NET REVENUE                                                        0                  0               0
                                                       -------------     --------------    ------------
Operating Expenses

      General and Administrative Expenses                        575                402          23,656
                                                       -------------     --------------    ------------
Total Operating Expenses                                         575                402          23,656
                                                       =============     ==============    ============
Net Income Before Taxes                            $            (575)$             (402)$       (23,656)

Income/Franchise taxes                                             0                  0             215
                                                       -------------     --------------    ------------
Net loss                                                        (575)              (402)        (23,871)
                                                       -------------     --------------    ------------
Loss Per Share                                     $           (0.01)$            (0.01)$         (0.01)
                                                       -------------     --------------    ------------
Weighted Average Shares Outstanding                        1,714,352          1,714,352       1,617,503
                                                       =============     ==============    ============

                         CENTROID CONSOLIDATED MINES CO.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Period Ended March 31, 2003 and 2002
   and for the period from Reactivation [June 8, 1999] through March 31, 2003

                                                       Three Months      Three Months        6/8/1999
                                                           Ended             Ended           Through
                                                         3/31/2003         3/31/2002        3/31/2003
                                                        [Unaudited]       [Unaudited]      [Unaudited]
                                                        -----------       -----------      -----------
Cash Flows Used For Operating Activities

  Net Loss                                           $          (575)  $          (402) $        (23,871)
                                                        ------------      ------------     -------------
 Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued shares to directors for debt                                                            6,000
    Increase/(Decrease) in Current Liabilities                     0                 0                50
    Increase/(Decrease) in loans from shareholder                575               402            17,821
                                                        ------------      ------------     -------------
      Net Cash Used For Operating Activities                       0                 0                 0
                                                        ------------      ------------     -------------
Cash Flows Provided by Financing Activities                        0                 0                 0

      Net Increase In Cash                                         0                 0                 0

      Beginning Cash Balance                                       0                 0                 0

      Ending Cash Balance                          $               0 $               0  $              0
                                                        ============      ============     =============


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending March 31, 2003 or since June 30, 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended March 31, 2003 or since on or before approximatly 1994. During the quarterly period ended March 31, 2003, the Company received no revenue and incurred expenses of $575, stemming from general and administrative expenses.

Liquidity.

     At March 31, 2003, the Company had total current assets of $0 and total liabilities of $17,821.

Controls and Procedures.

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

                         CENTROID CONSOLIDATED MINES CO.



Date:  5-12-03              By/S/ Jason Kershaw
                            Jason Kershaw, President and Director



Date:  5-12-03              By/S/ Harold Jenson
                            Harold Jenson, Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jason Kershaw, President and Director of Centroid Consolidated Mines Corp., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Centroid Consolidated Mines Corp.,

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  5-12-03                    Signature:  By/S/ Jason Kershaw
                                               ---------------------------
                                               Jason Kershaw
                                               President and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Harold T. Jenson, Secretary, Treasurer and Director of Centroid Consolidated Mines Corp., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Centroid Consolidated Mines Corp.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  5-12-03                    Signature:  By/S/ Harold Jenson
                                               ---------------------
                                               Harold  Jenson
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Centroid Consolidated Mines Corp., (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Jason V. Jenson, Vice President and Director and Harold
T. Jenson, Secretary and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/Jason Kershaw
--------------------------------
Jason Kershaw
Vice President and Director
Dated this 12th day of May, 2003.


By/S/Harold Jenson
--------------------------------
Harold Jenson
Secretary, Treasurer and Director
Dated this 12th day of May, 2003.