Form 10QSB
period 2003-06-30
CENTROID CONSOLIDATED MINES CO
filed 2003-07-17
CIK 1105409

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                     0-32393
                                     -------

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

                                 July 14, 2003
                                   1,714,352


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


                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

                                               6/30/03                12/31/02
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $          19,271      $        17,246
          Accounts Payable                                0                    0
          Income Taxes Payable                           50                   50
                                           ----------------       --------------
      Total Current Liabilities                      19,321      $        17,296
                                           ----------------       --------------
TOTAL LIABILITIES                                    19,321               17,296
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 30,000,000 shares;
               issued and outstanding
               1,714,352  shares                      1,714                1,714
          Paid-in Capital                         1,137,279            1,137,279
          Accumulated Deficit                    (1,132,993)          (1,132,993)
          Deficit accumulated during
               development stage                    (25,321)             (23,296)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                          (19,321)             (17,296)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
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


                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 2003 and 2002
    and for the period from Reactivation [June 8, 1999] through June 30, 2003

                                               Three Months         Three Months         Six Months     Six Months        6/8/99
                                                   Ended                Ended             Ended            Ended          Through
                                                  6/30/03              6/30/02            6/30/03         6/30/02         6/30/03
                                             ------------------  ------------------  ----------------   -----------     ----------
                                                [Unaudited]          [Unaudited]        [Unaudited]     [Unaudited]     [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0  $              0   $         0      $       0
                                             ------------------   -----------------    ---------------  -----------     ----------
NET REVENUE                                                  0                    0                 0             0              0

OPERATING EXPENSES
     General and Administrative Expenses   $             1,450  $             4,927             2,025         5,329         25,106
                                             ------------------   ------------------  ----------------  -----------     ----------
TOTAL OPERATING EXPENSES                                 1,450                4,927             2,025         5,329         25,106
                                             ------------------   ------------------  ----------------  -----------     ----------
NET INCOME BEFORE TAXES                    $            (1,450) $            (4,927)           (2,025)       (5,329)       (25,106)
                                             ==================   ==================  ================  ===========     ==========
INCOME/FRANCHISE TAXES                                       0                    0                 0             0            215

NET LOSS                                                (1,450)              (4,927)           (2,025)       (5,329)       (25,321)

NET LOSS PER SHARE                         $             (0.01) $             (0.01) $          (0.01)        (0.01)         (0.01)
                                             ==================   ==================  ================  ===========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        1,714,352            1,714,352         1,714,352     1,714,352      1,714,352
                                             ==================   ==================  ================  ===========     ==========




                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended June 30, 2003 and 2002
    and for the period from Reactivation [June 8, 1999] through June 30, 2003


                                                        Three Months      Three Months      Six Months     Six Months     6/8/99
                                                           Ended              Ended           Ended           Ended       Through
                                                          6/30/03            6/30/02          6/30/03        6/30/02      6/30/03
                                                      -----------------  ---------------- -------------- -------------- -----------
                                                        [Unaudited]        [Unaudited]     [Unaudited]     [Unaudited]   [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (1,450)  $       (4,927)  $      (2,025)    $  (5,329)    $ (25,321)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Shares Issued for debt                                            0                0               0             0         6,000
   Increase/(Decrease) in current liabilities                        0              (50)              0           (50)           50
   Increase/(Decrease) in loans from shareholder                 1,450            4,977           2,025         5,379        19,271
                                                      -----------------    -------------   ------------  -------------- -----------
      Net Cash Used For Operating Activities        $                0   $            0   $           0     $       0     $       0
                                                      =================   ==============   ============  ============== ===========

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                0               0             0             0
      Beginning Cash Balance                                         0                0               0             0             0
      Ending Cash Balance                           $                0   $            0               0             0             0
                                                      =================   ===============  ============  ============== ===========





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending June 30, 2003 or since June 30, 1994. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended June 30, 2003 or since on or before approximatly 1994. During the quarterly period ended June 30, 2003, the Company received no revenue and incurred expenses of $1,450, stemming from general and administrative expenses.

Liquidity.

     At June 30, 2003, the Company had total current assets of $0 and total liabilities of $19,321.

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

                         CENTROID CONSOLIDATED MINES CO.



Date:7-17-03                By/S/ Jason Kershaw
                            Jason Kershaw, President and Director



Date:7-17-03                By/S/ Harold T. Jenson
                            Harold T. Jenson, Secretary, Treasurer and Director

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



Dated:7-17-03                      Signature:  By/S/ Jason Kershaw
                                               ---------------------------
                                               Jason Kershaw
                                               President and Director

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



Dated:7-17-03                      Signature:  By/S/ Harold T. Jenson
                                               ---------------------
                                               Harold  Jenson
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Centroid Consolidated Mines Corp., (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Jason Kershaw, President and Director and Harold T. Jenson, Secretary and Director, of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Jason Kershaw
--------------------------------
Jason Kershaw
President and Director
Dated this 17th day of July, 2003.


By/S/ Harold T. Jenson
--------------------------------
Harold Jenson
Secretary, Treasurer and Director
Dated this 17th day of July, 2003.