Form 10KSB
period 2003-12-31
CENTROID CONSOLIDATED MINES CO
filed 2004-03-30
CIK 1105409

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2003
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              December 31, 2003 - $0.


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

                                December 31, 2003
                                    1,714,352

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

     On March 25, 2004, subsequent to the period covered by this Report, the Company announced the execution of a Letter of Intent to acquire LaserShield Systems,Inc. ("Lasershield"). Terms of the Letter of Intent obligate a Centroid to cancel 1,000,000 shares of "unregistered" and "restricted" pre-split common voting stock of Centroid and exchange 9,424,795 shares of Centroid's common stock with the stockholders of Lasershield.

     As part of the definitive agreement, and prior to closing, Centroid shall have completed a forward split of its outstanding securities of approximately
2.8 shares for every one share outstanding.

     Lasershield Systems, Inc., is an innovative service and hardware provider of proprietary security solutions to the mass market. The business model is based upon recurring revenue through monthly subscribers and profit margins from their consumer electronic sales. LaserShield offers products designed for high volume distribution through custom branded applications through mass-market retail, television marketing partners, private distributors, cable operators, and telecommunications companies. The company has now emerged from five years of development of its product line, proprietary backbone and global data management system created specifically to accommodate its distribution channels and niche specific subscriber base. Starter security systems retail at $199.95 with a monthly service fee of $14.95-$19.95 per month for 24/7 alarm monitoring. Additional room sensors covering up to 1100 sq. feet can be purchased for $59.95 each and learned wirelessly into the system in less than 60 seconds.

     LaserShield has completed a 32-city beta test, focus group studies, FCC certification, manufacturing, and a successful test market to examine consumer acceptance through CompUSA in Southern California. LaserShield is currently servicing early adopting subscribers and is beginning to expand distribution through a variety of channels. LaserShield has worked for over 2 years with Rapid Response Monitoring to develop a unique and scalable infrastructure to support subscriber growth. Rapid Response is a strategic partner of LaserShield, and owned by Russell MacDonnell, former CEO of Security Link and AlarmGuard.

     Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence andother customary pre-closing conditions. There is no assurance this transaction will be completed.

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

     On March 19, 2003, subsequent to the period covered by this report, the Board of Directors of the Company, acting pursuant to Section 78.315 of the nevada Revised Statues, did unanimously consent to adopt the following resolutions:

          Resolved, that the Company's Articles of Incorporation be amended to allow the Board of Directors to change the name of the Corporation without shareholder approval to a name that reflects the industry or business in which the Corporation's business operations are conducted or to a name that will promote or conform to any principal product, technology or other asset of the Corporation that the Board of Directors, in its sole discretion, deems appropriate; and

          Further Resolved, that the Company's Articles of Incorporation be amemded to allow the Company to have the authority to issue an aggregare number of 60,000,000 shares, divided into two classes, 50,000,000 shres of common stock of a par value of one mil ($0,001) per share and 10,000,000 shares of preferred stock of a par value of one mil ($0,001),with rights, classes and preferrences of such Preferred Class to be determined by the Board of Directors.

          Further Resolved, that a Special Meeting of the shareholders regarding the amendment's be called and held on April 12, 2004 at 11:00 a.m., Local Time at the Company's principal offices, and that a Proxy Statement requesting votes from the shareholders on the amendment be sent to stockholders in connection with such solicitation. For additional information, please see the Company's amended Proxy Statement Pursuant to
     Section 14(a) of the Securities and Exchange Commission, as filed with the Securities and Exchange Commission on or about March 23, 2004, a copy of which is included herein, by this reference. See Part III, Item 1.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

Although the Company's common stock is quoted on the OTC Bulletin Board ("CCMC") of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that mey develop. See the caption "Sales of Unregistered Securities".

     The high and low bid prices for the shares of common stock of the Company for the period ended December 31, 2003, are as follows:

                                                 Bid

Fiscal Year ending:                     High                Low
------------------                      ----                ---
December 31, 2003                      $0.02                $0.01

     These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders.
--------

     The number of record holders of the Company's common stock as of December 31, 2003, is approximately 1,220.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Five Years.
------------------------------------------------------------------------------

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

     On March 25, 2004, subsequent to the period covered by this Report, the Company announced the execution of a Letter of Intent to acquire LaserShield Systems,Inc. ("Lasershield"). Terms of the Letter of Intent obligate a Centroid to cancel 1,000,000 shares of "unregistered" and "restricted" pre-split common voting stock of Centroid and exchange 9,424,795 shares of Centroid's common stock with the stockholders of Lasershield.

     As part of the definitive agreement, and prior to closing, Centroid shall have completed a forward split of its outstanding securities of approximately
2.8 shares for every one share outstanding.

     Lasershield Systems, Inc., is an innovative service and hardware provider of proprietary security solutions to the mass market. The business model is based upon recurring revenue through monthly subscribers and profit margins from their consumer electronic sales. LaserShield offers products designed for high volume distribution through custom branded applications through mass-market retail, television marketing partners, private distributors, cable operators, and telecommunications companies. The company has now emerged from five years of development of its product line, proprietary backbone and global data management system created specifically to accommodate its distribution channels and niche specific subscriber base. Starter security systems retail at $199.95 with a monthly service fee of $14.95-$19.95 per month for 24/7 alarm monitoring. Additional room sensors covering up to 1100 sq. feet can be purchased for $59.95 each and learned wirelessly into the system in less than 60 seconds.

     LaserShield has completed a 32-city beta test, focus group studies, FCC certification, manufacturing, and a successful test market to examine consumer acceptance through CompUSA in Southern California. LaserShield is currently servicing early adopting subscribers and is beginning to expand distribution through a variety of channels. LaserShield has worked for over 2 years with Rapid Response Monitoring to develop a unique and scalable infrastructure to support subscriber growth. Rapid Response is a strategic partner of LaserShield, and owned by Russell MacDonnell, former CEO of Security Link and AlarmGuard.

     Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence andother customary pre-closing conditions. There is no assurance this transaction will be completed.

     Other than the aforementioned, during the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2003, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or in the last five years.

     At December 31, 2003, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
----------

     None; Not applicable.

Item 7.  Financial Statements.
------------------------------


          Independent Auditors' Report

          Balance Sheets - December 31, 2003

          Statements of Operations for the years ended
          December 31, 2003 and 2002, and for the period from Reactivation [June 8, 1999] through December 31, 2003

          Statements of Stockholders' Equity/(Defecit)for the years ended December 31, 2003 and 2002, and for the period from Reactivation [June 8, 1999] through December 31, 2003

          Statements of Cash Flows for the years ended
          December 31, 2003 and 2002, and for the period from Reactivation [June 8, 1999] through December 31, 2003

          Notes to the Financial Statements

                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                December 31, 2003

                       [WITH INDEPENDENT AUDITORS' REPORT]




                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]


                                TABLE OF CONTENTS





                                                                                  Page

Independent Auditors' Report ...................................................   1


Balance Sheet -- December 31, 2003 .............................................   2


Statements of Operations for the years ended December 31, 2003 and 2002, and for
the period from Reactivation [June 8, 1999] through December 31, 2003 ..........   3


Statements of Stockholders' Equity/(Deficit) for the years ended December 31,
2003 and 2002, and for the period from Reactivation [June 8, 1999] through
December 31, 2003 ..............................................................   4


Statements of Cash Flows for the years ended December 31, 2003 and 2002, and
for the period from Reactivation [June 8, 1999] through December 31, 2003 ......   5


Notes to Financial Statements ..................................................   6 -- 8


Independent Auditors' Report


The Board of Directors and Shareholders
Centroid Consolidated Mines, Co.[a development stage company]:


     We have audited the accompanying balance sheet of Centroid Consolidated Mines, Co. [a development stage company] as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002, and for the period from reactivation [June 8, 1999] through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centroid Consolidated Mines, Co. [a development stage company] as of December 31, 2003, and the results of operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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


                                                   Mantyla McReynolds
Salt Lake City, Utah
March 5, 2004



                               Centroid Consolidated Mines, Co.
                                [A Development Stage Company]
                                         Balance Sheet
                                       December 31, 2003





ASSETS


      Total Current Assets                                                     $                 0
                                                                                 ------------------
                       Total Assets                                            $                 0
                                                                                 ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities:
  Current Liabilities:
  Franchise taxes payable                                                      $                50
  Payable to shareholders - Note 6                                                          20,016
                                                                                 ------------------
      Total Current Liabilities                                                             20,066
           Total Liabilities                                                                20,066


Stockholders' Deficit:
  Capital Stock -- 30,000,000 shares authorized having a
   par value of $.001 per share; 1,714,352 shares issued
   and outstanding - Note 5                                                                  1,714
  Additional Paid-in Capital                                                             1,137,279
  Accumulated deficit prior to development stage                                        (1,132,993)
  Deficit accumulated during the development stage                                         (26,066)
                                                                                 ------------------
                Total Stockholders' Deficit                                                (20,066)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                 0
                                                                                 ==================


                        See accompanying notes to financial statements


                                              2


                               Centroid Consolidated Mines, Co.
                                [A Development Stage Company]
                                   Statements of Operations
     For the years ended December 31, 2003 and 2002, and for the period from Reactivation
                           [June 8, 1999] through December 31, 2003



                                                                                            June 8,
                                                                                              1999
                                                                                            through
                                                        2003               2002             December
                                                                                            31, 2003
                                                   --------------     --------------      ------------
Revenues                                       $               0  $               0   $             0

General & Administrative Expenses                          2,770              8,679            25,851
                                                   --------------     --------------      ------------

               Operating Loss                             (2,770)            (8,679)          (25,851)

                                                   --------------     --------------      ------------
        Net Loss Before Income Taxes                      (2,770)            (8,679)          (25,851)

Provision for Income Taxes                                      0                 0               215
                                                   --------------     --------------      ------------

Net Loss                                       $          (2,770) $          (8,679)  $       (26,066)
                                                   ==============     ==============      ============


Loss Per Share                                 $            (.01) $            (.01)  $          (.01)
                                                   ==============     ==============      ============

Weighted Average Shares Outstanding                    1,714,352          1,714,352         1,638,722
                                                   ==============     ==============      ============




                                   See accompanying notes to financial statements

                                                         3


                                          Centroid Consolidated Mines, Co.
                                           [A Development Stage Company]
                                    Statements of Stockholders' Equity/(Deficit)
                For the years ended December 31, 2003 and 2002, and for the period from Reactivation
                                      [June 8, 1999] through December 31, 2003




                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------    ------------    ------------      ------------    --------------
Balance, June 8, 1999         10,663,886     $1,066,389         $66,604       $(1,132,993)    $           0

Change par value with merge
with Nevada corporation                      (1,055,725)       1,055,725                                   0

Reverse stock split 1:15
September 13, 1999           (9,949,534)         (9,950)           9,950                                   0

Issued stock for debt at $0.006,

October 12, 1999              1,000,000           1,000           5,000                               6,000

Net loss for the Year Ended
 December 31, 1999                                                                 (8,049)           (8,049)
                            ------------    ------------    ------------      ------------    --------------
Balance, December 31, 1999    1,714,352           1,714       1,137,279        (1,141,042)           (2,049)
                            ------------    ------------    ------------      ------------    --------------
Net loss for the Year Ended
December 31, 2000                                                                  (3,994)           (3,994)
                            ------------    ------------    ------------      ------------    --------------
Balance, December 31, 2000    1,714,352           1,714       1,137,279        (1,145,036)           (6,043)
                            ------------    ------------    ------------      ------------    --------------
Net loss for the Year Ended
December 31, 2001                                                                  (2,574)           (2,574)

Balance, December 31, 2001    1,714,352           1,714       1,137,279        (1,147,610)           (8,617)
                            ------------    ------------    ------------      ------------    --------------
Net loss for the Year Ended
December 31, 2002                                                                  (8,679)           (8,679)
                            ------------    ------------    ------------      ------------    --------------
Balance, December 31, 2002    1,714,352    $      1,714    $  1,137,279      $ (1,156,289)    $     (17,296)
                            ------------    ------------    ------------      ------------    --------------
Net loss for the Year Ended
December 31, 2003                                                                  (2,770)           (2,770)
                            ------------    ------------    ------------      ------------    --------------
Balance, December 31, 2003    1,714,352    $      1,714    $  1,137,279      $ 91,159,059)    $     (20,066)
                            ============    ============    ============      ============    ==============



                                   See accompanying notes to financial statements

                                                         4



                                Centroid Consolidated Mines, Co.
                                  [A Development Stage Company]
                                    Statements of Cash Flows
  For the years ended December 31, 2003 and 2002, and for the period from Reactivation [June 8,
                                 1999] through December 31, 2003



                                                                                              June 8,
                                                                                               1999
                                                                                              through
                                                                                             December
                                                              2003            2002           31, 2003
                                                           -----------     -----------     -------------
Cash Flows from Operating Activities
Net Loss                                                      $(2,770)        $(8,679)         $(26,066)
Adjustments to reconcile net income to net cash provided
by
 operating activities:
     Issued shares to directors for debt                            0               0             6,000
     Increase in shareholder loans                              2,770           8,984            20,016
     Decrease in current liabilities                                0            (305)               50
                                                           -----------     -----------     -------------
        Net Cash Used for Operating Activities                      0               0                 0

            Net Increase/(Decrease) in Cash                         0               0                 0

Beginning Cash Balance                                              0               0                 0
                                                           -----------     -----------     -------------

Ending Cash Balance                                                $0              $0                $0
                                                           ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                           $0              $0                $0
  Cash paid during the year for income taxes                        0               0                 0
Supplemental Non-cash disclosures
 Stock issued to reduce debt                                       $0              $0            $6,000
                                                           ===========     ===========     =============


                         See accompanying notes to financial statements

                                                5

                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2003


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

               (d) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2003.

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

                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2003
                                   [continued]


Note 2         Liquidity

     The Company has accumulated losses through December 31, 2003 amounting to $1,159,059 ($26,066 since reactivation), and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3         Income Taxes

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.


                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                          $26,066       $3,910      15%
   Valuation allowance                                       (3,910)
                                                       -------------
Deferred tax asset 12/31/2003                                    $0

         The allowance has increased $416 from $3,494 as of December 31, 2002.

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

                        Centroid Consolidated Mines, Co.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002
                                   [continued]



Note 6         Related Party Transactions

     A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2003, of $26,016. The Company recorded a liability for this amount which has been reduced by the common shares issued ($6,000 above). The balance ($20,016) is unsecured, payable on demand, and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor for the past five years. During that time, there has been no disagreement between the Company and its auditor.


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

Business Experience.
--------------------

     Jason Kershaw, President and a director is 33 years of age. Mr. Kershaw graduated from the University of Utah, with a Bachelor of Science degree. Mr. Kershaw has been working as a Pharmaceutical representative since August of 2000. Previously, Mr. Kershaw had been employeed as a respiratory therapist with Intermountain Health Care since 1994.

     Harold Jenson, Vice President and a director is 35 years of age. Mr. Jenson has been working in the construction industry since 1998. Mr. Jenson currently is a partner in Jenson Orton Contruction, a Utah based construction company.

     Jason Jenson, Secretary and a director is 28 years of age. Mr. Jenson owns his own painting business, which he has operated since 1993.

Committees
----------

     There are no established committees.

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

Code of Ethics.
---------------

     The Company is in the process of adopting a Code of Ethics for our executive officers. We expect to adopt such a Code of Ethics at our next Board of Directors meeting.

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

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 2003 or 2002. Further, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the December 31, 2003:

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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Five Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None; Not Applicable.

Exhibits.
---------

     None; Not Applicable.

Item 14.  Controls and Procedures.
----------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participatin of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon cetain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 15.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2003 and 2002:

        Fee category                            2003            2002
        ------------                            ----            ----

        Audit fees                            $ 1,320         $ 1,462

        Audited-related fees                  $ 1,010         $   954

        Tax fees                              $   175         $   200

        All other fees                        $     0         $     0
                                                -----           -----
        Total fees                            $ 2,505         $ 2,616

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Form 10-QSB's or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal acountant are performed pursuant to a written engagement letter between us and the principal accountant.


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

3.1 (i)        Articles of Incorporation of the Company, dated June 14, 1999

3.2            By-laws, adopted June 8, 1999

99             Articles of Merger of CCM-Arizona with and into the Company

3.3 (iv) Articles of Amendment to Articles of Incorporation dated September 29, 1999, regarding 15 to 1 reverse split

99             Proxy Statement, as amended, Pursuant to Section 14(a) of the
               Securities Exchange Act of 1934, dated March 23, 2004.



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

                                       Centroid Consolidated Mines Co.



Date:  3/30/04                         By/S/Jason Kershaw
                                       Jason Kershaw
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Centroid Consolidated Mines Co.



Date:  3/30/04                          By/S/Jason Kershaw
                                        Jason Kershaw
                                        President and Director



Date:  3/30/04                          By/S/Jason V. Jenson
                                        Jason Jenson
                                        Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jason Kershaw, President of Centroid Consolidated Mines Corporation (the "Registrant"), certify that:

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-30-04                          Signature: Jason Kershaw
        -----------------                          -----------------------
                                                   Jason Kershaw
                                                   President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jason V. Jenson, Secretary of Centroid Consolidated Mines Corporation (the "Registrant"), certify that:

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-30-04                     Signature:  Jason V. Jenson
        -----------------                       -----------------
                                                Jason V. Jenson
                                                Secretary, Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Centroid Consolidated Mines Corporation (the "Registrant") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Jason Kershaw, President and director and Jason V. Jenson, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/ Jason Kershaw
-----------------
Jason Kershaw
President and Director
Dated this 30th day of March, 2004


By/S/ Jason V. Jenson
-----------------
Jason V. Jenson
Secretary and Director
Dated this 30th day of march, 2004