Form 10QSB
period 2004-03-31
CENTROID CONSOLIDATED MINES CO
filed 2004-04-27
CIK 1105409

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

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

                                 April 26, 2004
                                   1,714,352


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


                                        CENTROID CONSOLIDATED MINES CO.
                                                BALANCE SHEETS
                                     March 31, 2004 and December 31, 2003

                                                                           3/31/2004             12/31/2003
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0    $                0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================
0
                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Taxes Payable                                                                   50                    50
      Accounts Payable                                                                 0                     0
      Loans from stockholders                                         $           20,152    $           20,066
                                                                        -----------------     -----------------
           Total Liabilities                                                      20,152                20,066

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 30,000,000 shares; issued and
           outstanding, 1,714,352 shares                                           1,714                 1,714
      Paid-in Capital                                                          1,137,279             1,137,279
      Accumulated Deficit prior to development stage                          (1,132,993)           (1,132,993)
      Accumulated Deficit during the development stage                           (26,152)              (26,066)
                                                                        -----------------     -----------------

           Total Stockholders' Deficit                                           (20,152)              (20,066)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================

NOTE TO FINANCIAL STATEMENTS:

     Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2003 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                         CENTROID CONSOLIDATED MINES CO.
                            STATEMENTS OF OPERATIONS
            For the Three Month Period Ended March 31, 2004 and 2003
   and for the period from Reactivation [June 8, 1999] through March 31, 2004

                                                      Three Months       Three Months       6/8/1999
                                                          Ended             Ended            Through
                                                        3/31/2004         3/31/2003         3/31/2004
                                                       [Unaudited]       [Unaudited]       [Unaudited]
                                                       -----------       -----------       -----------
REVENUE

      Income                                       $               0 $                0 $             0
                                                       -------------     --------------    ------------
NET REVENUE                                                        0                  0               0
                                                       -------------     --------------    ------------
Operating Expenses

      General and Administrative Expenses                         86                575          25,937
                                                       -------------     --------------    ------------
Total Operating Expenses                                          86                575          25,937
                                                       =============     ==============    ============
Net Income Before Taxes                            $             (86)$             (575)$       (25,937)

Income/Franchise taxes                                             0                  0             215
                                                       -------------     --------------    ------------
Net loss                                                         (86)              (575)        (26,152)
                                                       -------------     --------------    ------------
Loss Per Share                                     $           (0.01)$            (0.01)$         (0.01)
                                                       -------------     --------------    ------------
Weighted Average Shares Outstanding                        1,714,352          1,714,352       1,643,845
                                                       =============     ==============    ============

                         CENTROID CONSOLIDATED MINES CO.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Period Ended March 31, 2004 and 2003
   and for the period from Reactivation [June 8, 1999] through March 31, 2004

                                                       Three Months      Three Months        6/8/1999
                                                           Ended             Ended           Through
                                                         3/31/2004         3/31/2003        3/31/2004
                                                        [Unaudited]       [Unaudited]      [Unaudited]
                                                        -----------       -----------      -----------
Cash Flows Used For Operating Activities

  Net Loss                                           $           (86)  $          (575) $        (26,152)
                                                        ------------      ------------     -------------
 Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued shares to directors for debt                                                            6,000
    Increase/(Decrease) in Current Liabilities                     0                 0                50
    Increase/(Decrease) in loans from shareholder                 86               575            20,102
                                                        ------------      ------------     -------------
      Net Cash Used For Operating Activities                       0                 0                 0
                                                        ------------      ------------     -------------
Cash Flows Provided by Financing Activities                        0                 0                 0

      Net Increase In Cash                                         0                 0                 0

      Beginning Cash Balance                                       0                 0                 0

      Ending Cash Balance                          $               0 $               0  $              0
                                                        ============      ============     =============


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending March 31, 2004 or since June 30, 1994.

     On or about April 22, 2004, subsequent to the period covered by this Quarterly Report, the Company filed an 8-K Current Report with the Securities and Exchange Commission announcing that the Letter of Intent to acquire LaserShield Systems, Inc., ("LaserShield") had been terminated due to the inability of the Company and LaserShield to execute an Agreement and Plan of Reorganization in the time frame set forth in the Letter of Intent which expired April 15, 2004.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneies are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.

Results of Operations.

     The Company has had no business operations during the quarterly period ended March 31, 2004 or since on or before approximatly 1994. During the quarterly period ended March 31, 2004, the Company received no revenue and incurred expenses of $86, stemming from general and administrative expenses.

Liquidity.

     At March 31, 2004, the Company had total current assets of $0 and total liabilities of $20,152.

Controls and Procedures.

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures as of this Quarterly period. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     On April 19, 2004, subsequent to the period covered by this Quarterly Report, the Company held a Special Meeting of its shareholders. Notification of the meeting along with a Definitive Proxy Statement and a Form of Proxy were mailed to the shareholders on April 7, 2004. Record date for determining the stockholders eneitled to notice of the meeting was set by the Board of Directors as April 7, 2004. Present in person or by proxy were 1,233,653 shares of the 1,714,352 or approximately 72% of the Company's securities currently outstanding. All votes cast were in support of the following Amendments to the Company's Articles of Incorporation:

                                   ARTICLE IV
                                 CAPITALIZATION

     The aggregrate number of shares which the Corporation shall have authority to issue is 60,000,000 shares, divided into two classes, 50,000,000 shares of common stock of a par value of one mil ($0.001) per share and 10,000,000 shares of preferred stock of a par value of one mil ($0.001) per share, with the preferred stock having such rights and preferences as the Board of Directors shall determine. Fully paid stock of this Corporation shall not be liable to a further call of assessment.

                                   ARTICLE X
          AUTHORITY OF THE BOARD OF DIRECTORS TO CHANGE CORPORATE NAME

     The Board of Directors shall have the right to change the name of the Corporation without shareholder aproval to a name that reflects the industry or business in which the Corporation's business operations are conducted or to a name that will promote or conform to any principal product, technology or other asset of the Corporation that the Board of Directors, in its sole discretion, deems appropriate.

     For  additional   Information,   please  see  the  Company  14C  Definitive
Information Statement, as filed with the Securities and Exchange Commission on or about April 7, 2003, a copy of which is included herein by this reference.

Item 5.Other Information.

     On or about April 22, 2004, subsequent to the period covered by this Quarterly Report, the Company filed an 8-K Current Report with the Securities and Exchange Commission announcing that the Letter of Intent to acquire LaserShield Systems, Inc., ("LaserShield") had been terminated due to the inability of the Company and LaserShield to execute an Agreement and Plan of Reorganization in the time frame set forth in the Letter of Intent which expired April 15, 2004.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; not applicable.

(b)Reports on Form 8-K.

     On or about April 22, 2004, subsequent to the period covered by this Quarterly Report, the Company filed an 8-K Current Report with the Securities and Exchange Commission announcing that the Letter of Intent to acquire LaserShield Systems, Inc., ("LaserShield") had been terminated due to the inability of the Company and LaserShield to execute an Agreement and Plan of Reorganization in the time frame set forth in the Letter of Intent which expired April 15, 2004.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CENTROID CONSOLIDATED MINES CO.



Date:  4-26-04              By/S/ Jason Kershaw
                            Jason Kershaw, President and Director



Date:  4-26-04              By/S/ Harold Jenson
                            Harold Jenson, Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jason Kershaw, President and Director of Centroid Consolidated Mines Corporation certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Centroid Consolidated Mines Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  4-26-04
                                               By/S/ Jason Kershaw
                                               ----------------------
                                               Jason Kershaw
                                               President and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Harold T. Jenson, Secretary, Treasurer and Director of Centroid Consolidated Mines Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Centroid Consolidated Mines Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  4-26-04
                                               Harold T. Jenson
                                               ------------------
                                               Harold T. Jenson
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Centroid Consolidated Mines Corporation, (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Jason Kershaw, President and Director and Harold
T. Jenson, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Jason Kershaw
--------------------
Jason Kershaw
President and Director

Dated this 26th day of April, 2004



By/S/ Harold T. Jenson
------------------
Harold T. Jenson
Secretary/Treasurer and Director

Dates this 26th day of April, 2004