Form 10QSB
period 2004-06-30
CENTROID CONSOLIDATED MINES CO
filed 2004-07-13
CIK 1105409

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

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

                                 July 7, 2004
                                   1,714,352


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


                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                                 BALANCE SHEETS
                       June 30, 2004 and December 31, 2003

                                               6/30/04                12/31/03
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $          23,318      $        20,016
          Accounts Payable                                0                    0
          Income Taxes Payable                           50                   50
                                           ----------------       --------------
      Total Current Liabilities                      23,368      $        20,066
                                           ----------------       --------------
TOTAL LIABILITIES                                    23,368               20,066
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               1,714,352  shares                      1,714                1,714
          Preferred Stock, $.001 par value;
               authorized 10,000,000 shares;
               issued and outstanding
               -0- shares                                 0                    0
          Paid-in Capital                         1,137,279            1,137,279
          Accumulated Deficit                    (1,132,993)          (1,132,993)
          Deficit accumulated during
               development stage                    (29,368)             (26,066)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                          (23,368)             (20,066)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
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


                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 2004 and 2003
    and for the period from Reactivation [June 8, 1999] through June 30, 2004

                                               Three Months         Three Months         Six Months     Six Months        6/8/99
                                                   Ended                Ended             Ended            Ended          Through
                                                  6/30/04              6/30/03            6/30/04         6/30/03         6/30/03
                                             ------------------  ------------------  ----------------   -----------     ----------
                                                [Unaudited]          [Unaudited]        [Unaudited]     [Unaudited]     [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0  $              0   $         0      $       0
                                             ------------------   -----------------    ---------------  -----------     ----------
NET REVENUE                                                  0                    0                 0             0              0

OPERATING EXPENSES
     General and Administrative Expenses   $             3,216  $             1,450             3,302         2,025         29,153
                                             ------------------   ------------------  ----------------  -----------     ----------
TOTAL OPERATING EXPENSES                                 3,216                1,450             3,302         2,025         29,153
                                             ------------------   ------------------  ----------------  -----------     ----------
NET INCOME BEFORE TAXES                    $            (3,216) $            (1,450)           (3,302)       (2,025)       (29,153)
                                             ==================   ==================  ================  ===========     ==========
INCOME/FRANCHISE TAXES                                       0                    0                 0             0            215

NET LOSS                                                (3,216)              (1,450)           (3,302)       (2,025)       (29,368)

NET LOSS PER SHARE                         $             (0.01) $             (0.01) $          (0.01)        (0.01)         (0.02)
                                             ==================   ==================  ================  ===========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        1,714,352            1,714,352         1,714,352     1,714,352      1,685,547
                                             ==================   ==================  ================  ===========     ==========




                         CENTROID CONSOLIDATED MINES CO.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended June 30, 2004 and 2003
    and for the period from Reactivation [June 8, 1999] through June 30, 2004


                                                        Three Months      Three Months      Six Months     Six Months     6/8/99
                                                           Ended              Ended           Ended           Ended       Through
                                                          6/30/04            6/30/03          6/30/04        6/30/03      6/30/04
                                                      -----------------  ---------------- -------------- -------------- -----------
                                                        [Unaudited]        [Unaudited]     [Unaudited]     [Unaudited]   [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (3,216)  $       (1,450)  $      (3,302)    $  (2,025)    $ (29,368)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Shares Issued for debt                                            0                0               0             0         6,000
   Increase/(Decrease) in current liabilities                        0                0               0             0            50
   Increase/(Decrease) in loans from shareholder                 3,216            1,450           3,302         2,025        23,318
                                                      -----------------    -------------   ------------  -------------- -----------
      Net Cash Used For Operating Activities        $                0   $            0   $           0     $       0     $       0
                                                      =================   ==============   ============  ============== ===========

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                0               0             0             0
      Beginning Cash Balance                                         0                0               0             0             0
      Ending Cash Balance                           $                0   $            0               0             0             0
                                                      =================   ===============  ============  ============== ===========





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending June 30, 2004 or since June 30, 1994. The Company is currently in the final stages of completing a merger transaction with BioCal Technology, Inc., a California Corporation ("BioCal"). There is no guarantee the negotiations will be successful or the merger transaction will take place. Upon execution of any merger transaction, the Company will file a Current Report on From 8-K with the Securities and Exchange Commission outlining the specifics of the transaction.


     Other than the aforementioned, Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advance by management or principal stockholders as loans to the Company. It is impossible to predict the amont of any such loan. However, any such loan should not exceed $50,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.

Results of Operations.

     The Company has had no business operations during the quarterly period ended June 30, 2004 or since on or before approximatly 1994. During the quarterly period ended June 30, 2004, the Company received no revenue and incurred expenses of $3,216, stemming from general and administrative expenses.

Liquidity.

     At June 30, 2004, the Company had total current assets of $0 and total liabilities of $23,368.

Controls and Procedures.

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report and as of the end of the quarterly period. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

     On April 19, 2004, the Company held a Special Meeting of its shareholders. Notification of the meeting along with a Definitive Proxy Statement and a Form of Proxy were mailed to the shareholders on April 7, 2004. Record date for determining the stockholders eneitled to notice of the meeting was set by the Board of Directors as April 7, 2004. Present in person or by proxy were 1,233,653 shares of the 1,714,352 or approximately 72% of the Company's securities currently outstanding. All votes cast were in support of the following Amendments to the Company's Articles of Incorporation:

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

Item 4.Submission of Matters to a Vote of Security Holders.

     See Item 2, Changes in Securities, Above.

Item 5.Other Information.

     The Company is currently in the final stages of completing a merger transaction with BioCal Technology, Inc., a California Corporation ("BioCal"). There is no guarantee the negotiations will be successful or the merger transaction will take place. Upon execution of any merger transaction, the Company will file a Current Report on From 8-K with the Securities and Exchange Commission outlining the specifics of the transaction.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

     On or about April 7, 2004, the Company filed a 14C Definitive Information Statement with the Securities and Exchange Commission, a cop of which is included herein by this reference.

(b)Reports on Form 8-K.

     On or about April 22, 2004, the Company filed an 8-K Current Report with the Securities and Exchange Commission announcing that the Letter of Intent to acquire LaserShield Systems, Inc., ("LaserShield") had been terminated due to the inability of the Company and LaserShield to execute an Agreement and Plan of Reorganization in the time frame set forth in the Letter of Intent which expired April 15, 2004.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CENTROID CONSOLIDATED MINES CO.



Date:7-7-04                 By/S/ Jason Kershaw
                            Jason Kershaw, President and Director



Date:7-7-04                 By/S/ Harold T. Jenson
                            Harold T. Jenson, Secretary, Treasurer and Director

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



Dated:7-7-04                      Signature:  By/S/ Jason Kershaw
                                               ---------------------------
                                               Jason Kershaw
                                               President and Director

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



Dated:7-7-04                      Signature:  By/S/ Harold T. Jenson
                                               ---------------------
                                               Harold  Jenson
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Centroid Consolidated Mines Corp., (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Jason Kershaw, President and Director and Harold T. Jenson, Secretary and Director, of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Jason Kershaw
--------------------------------
Jason Kershaw
President and Director
Dated this 7th day of July, 2004.


By/S/ Harold T. Jenson
--------------------------------
Harold Jenson
Secretary, Treasurer and Director
Dated this 7th day of July, 2004.