Form 10QSB
period 2004-09-30
eGENE, INC.
filed 2004-11-15
CIK 1105409

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------

                       Commission File No. 000-32393
                       -----------------------------

                                eGene, Inc.
                                -----------
       (Exact Name of Small Business Issuer as Specified in its Charter)

          NEVADA                                        87-0645507
          ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                   17841 Fitch, Irvine, California 92614
                   -------------------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (949) 250-8686

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]


             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes       No
         ---     ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               15,412,521

                            September 30, 2004

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---
                             eGene,
                       Table of Contents
                                                       Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet as of September 30, 2004

          Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

          Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Controls and Procedures

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES
 EX-31.1 302 Certification of Udo Henseler
 EX-31.2 302 Certification of Jeffrey Williams
 EX-32   906 Certification

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.
                 CONDENSED CONSOLIDATED BALANCE SHEET

                          (unaudited)
ASSETS                                              Sep 30, 04
Current Assets
     Cash                                             $813,154
     Accounts Receivable                               282,635
     Employee Advance                                    1,000
     Tooling in Progress                               219,912
     Inventory                                         140,492
                                                    ----------
Total Current Assets                                $1,457,193
Fixed Assets
     Computer Equipment                                 39,239
     Equipment and Machinery                            57,927
      Furniture and Fixtures                            18,413
     Less Accumulated Depreciation                     (66,847)
                                                    ----------
Total Fixed Assets                                      48,732
Other Assets
     Amortizable Cost, less amortization                 1,716
     Deferred Patent Costs                             246,933
     Deposits                                           24,849
                                                    ----------
Total Other Assets                                     273,498
                                                    ----------
TOTAL ASSETS                                         1,779,423
                                                    ==========
LIABILITIES AND EQUITY
     Liabilities
          Current Liabilities
               Accounts Payable                        174,023
               Accrued Payroll                          98,588
               Accrued Payroll Taxes                    10,990
               Accrued Vacation Pay                     25,057
               Advances from the Customer              100,000
                                                    ----------
          Total Current Liabilities                    408,658
     Equity
          Capital Stock                                 15,413
          Additional paid in capital                 4,644,335
          Retained Earnings                         (2,423,467)
          Net Income                                  (865,516)
                                                    ----------
     Total Equity                                    1,370,765
                                                    ----------
TOTAL LIABILITIES AND EQUITY                         1,779,423
                                                    ==========

                 CONDENSED STATEMENTS OF OPERATION
                           eGene, Inc.

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                 2004          2003      2004         2003
Revenues
     Sales                      $283,026   $  13,302   $555,489   $  13,302
     Services                                 14,220                 46,062
     Interest & Other income       2,865       1,379      4,156      10,033
                                --------   ---------   --------   ---------
Total Revenues                   285,891      28,901    559,645      69,397
                                --------   ---------   --------   ---------
Cost of Goods Sold               122,204       5,986    249,970       5,986
                                --------   ---------   --------   ---------
Gross Profit                     163,687      22,915    309,675      63,411
                                --------   ---------   --------   ---------
Expenses
     Accounting & Audit            9,800         941     19,897       8,050
     Amortization Expense            231                  1,460         922
     Bank Service Charges            150          95        723         931
     Depreciation Expense          5,329         500     33,747      13,411
     Dues and Subscriptions          279       2,348      3,493       6,415
     General Office Expenses       5,318       1,645     17,379       4,270
     Insurance                    23,083       9,911     43,542      14,199
     Legal Expenses               41,964       2,765     50,847       7,021
     Other Manufacturing &
       Production                  2,535       3,180     23,511       3,180
     Marketing & Sales            18,389      22,064     64,796      48,590
     Office Equipment              2,390                  2,642       2,071
     Office Supplies               2,065         595      4,604       5,341
     Postage and Delivery          2,830         940      5,124       2,953
     Professional Fees            52,333                 52,333
     Rent-Building                18,080       4,500     30,080      13,500
     Research & Development       82,319     113,282    328,681     238,832
     Salaries, Wages & Taxes     161,890     179,476    478,254     397,226
     Telephone & Utilities         5,117       4,792     14,078      11,930
                               ---------   ---------  ---------   ---------
Total Expenses                   434,102     347,034  1,175,191     778,842
                               ---------   ---------  ---------   ---------
Net Loss Before Income Taxes    (270,415)   (324,119)  (865,516)   (715,431)
                               ---------   ---------  ---------   ---------
Current Year provision for
Income Taxes                           0           0          0           0
                               ---------   ---------  ---------   ---------
Net Loss                        (270,415)   (324,119)  (865,516)   (715,431)
                               =========   =========  =========   =========
Loss Per Share                    ($0.02)     ($0.03)    ($0.08)     ($0.07)
                               =========   =========  =========   =========
Average Shares Outstanding    12,833,305  10,728,683 11,197,406  10,728,683
                              ----------  ---------- ----------  ----------

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                 2004          2003      2004         2003
Cash Flows From Operating Activities
  Net Income (Loss)               (270,415)  (324,119)    (865,516)  (715,431)
  Adjustments to net income
  (loss) to net cash provided by
  operations:
     Amortization                      231                   1,460        922
     Depreciation                    5,329        500       33,747     13,713
     (Increase) decrease in
      current assets              (388,749)  (163,658)    (452,372)  (177,151)
     (Increase) decrease in
      other assets                 (29,546)   (70,329)     (60,766)   (97,793)
     Increase (decrease) in
      current liabilities         (189,369)   212,683       40,401    252,132
                               -----------  ---------   ----------  ---------
Net cash provided (used) by
operating activities              (872,519)  (344,923)  (1,303,046)  (723,608)
                               -----------  ---------   ----------  ---------

Cash Flows from Investing Activities
  Purchase of furniture,
  fixtures and equipment                 -          -      (19,191)         -
                               -----------  ---------   ----------  ---------
Net cash used in investing
activities                               -          -      (19,191)         -

Cash Flows from financing
  Capital stock issued           1,521,956    300,000    1,860,199    914,303
                               -----------  ---------   ----------  ---------
Net Increase (Decrease) in cash    649,437    (44,923)     537,962    190,695

Cash at beginning of period        163,717    466,038      275,192    230,420
                               -----------  ---------   ----------  ---------
Cash at end of period              813,154    421,115      813,154    421,115
                               ===========  =========   ==========  =========
Supplemental disclosure of cash flow information:
  Interest paid                          0          0            0          0
  Income taxes paid                      0          0          800          0
Items not affecting cash                 0          0            0          0

                     See accompanying notes.

                           eGene, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2004
                           (Unaudited)

1. ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

     Effective July 13, 2004, Centroid Consolidated Mines Co., (Centroid) completed a merger with BioCal Technology, Inc., (BioCal) a California corporation in the business of developing, manufacturing, and marketing analytical systems and reagents for the global genotyping market.

     The merger caused BioCal to become a wholly-owned subsidiary of Centroid, a dormant, publicly held Nevada corporation. The terms of the merger provide that Centroid exchange one of its shares of common stock for every three outstanding shares of common stock of BioCal and one of its options to acquire shares of common stock of Centroid for every three outstanding options to acquire common stock of BioCal, with the option exercise price of the BioCal options to be adjusted times three as a result of the exchange. The combination is a "reverse merge" which essentially results in the owners of BioCal controlling the post-merger entity. They became owners of approximately 73% of the reorganized company. The transaction is accounted for as a recapitalization of BioCal wherein the net assets are brought forward at their net book value with no goodwill recognized, and the pre-merger financial statements of BioCal are now the historical financial statements of the combined company.

     The directors and executive officers of BioCal became the directors and officers of the reorganized entity which also has changed its name to eGene, Inc.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United
States for complete financial statements.   In the opinion of management, all
adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Principles of Consolidation

     eGene's financial statements include the accounts of its wholly owned subsidiary BioCal Technology, Inc, All significant inter-company balances and transactions have been eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2004, and for the three and nine month periods ended September 30, 2004, and September 30, 2003, should be read in conjunction with our financial statements included in the 8-K Current Report dated July 15, 2004, and our Management's Discussion and Analysis of Financial Condition and Results of Operations included therein that was filed with the Securities and Exchange Commission on September 2, 2004.

     Statements made in this Form 10QSB Quarterly Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation,
(i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may," "would," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets" or similar expressions. Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Executive Summary.
------------------

Business.
---------

     We are an emerging biotechnology company that utilizes our low cost core technologies of capillary electrophoresis, microfluidics, advanced reagent and liquid handling and automation to create leading edge and novel genotyping DNA fragment testing tools for the biological/microbial materials and life sciences testing industries. Our strategy is to deliver applications and tools to these industries that we believe will have immediate commercial relevance. Our genotyping DNA HDA-GT12 system detects, quantifies, identifies and characterizes biological organisms. It automates routine and non-routine laboratory and industrial procedures for the introduction of new production, product development, quality control, safety methods and productivity.

     While there are many applications critical to biological materials' management for our technology platform, like the food, beverages, environmental, sanitation, hygiene, pharmaceutical manufacturing, veterinary, military bio-defense and research and development labs industries, among others, we are currently addressing the relevant genotyping testing applications in the major market segments of research, development and genetic testing labs; medical schools; research hospitals; and food.

     Our management believes that our products and technologies are uniquely capable of addressing these markets. Customers need information which will give them unprecedented confidence in the quality of their products as to microbial and biological materials testing information, and we believe that we have addressed an urgent and increased industry need for a reliable, accurate, deskilled, high-throughput, low cost genotyping tool for DNA fragment experimentation and testing.

     We are developing three channels of distribution for our products:
direct to customers, indirect through our international network of distributors, and through our, at this stage, early and developing original equipment manufacturer ("OEM") channels. Through these distributor channels, we sell complete systems solutions, developed by us, to end customers. Our OEM distribution channel is only at its very early development stage, but is an example, and is complementary to its distribution network activities as it enables us to extend the commercial potential of our capillary microfluidic genotyping DNA HDA-GT12 system and advanced reagent and liquid handling technologies into new industries and new applications with experienced commercial partners. In the OEM channel, we plan to provide our enabling technologies to potential commercial partners who then typically integrate the application solution and market them to their end customers.

     By using direct, indirect distribution, and eventually OEM channels to maximize penetration of our products and technologies into the marketplace, we seek to position our Company as a leader in the low cost genomics tools testing market.

     For additional information, please visit our web side at www.eGene.com.

Third Quarter Overview.
-----------------------

     During the third quarter of 2004, we achieved several significant financial milestones. As reflected in our CONSOLIDATED STATEMENTS OF OPERATIONS contained in our Consolidated Financials Statements in Part I, Item 1 of this Quarterly Report, our sales increased $270,000, or 928% from sales of $28,000 in the third quarter of 2003. This increase in our quarterly sales reflects our continued early product sales ramp up in our acquisition of BioCal Technology, Inc. ("BioCal Technology") in July of 2004. Sales during the nine months ended September 30, 2004, were $555,000 as compared to $59,000 in the same period during 2003. We believe that the increases in sales boosts our confidence to achieve more appreciable growth in the future. We expect our higher future sales to result in reduced operating losses and improved operating cash flows.

     Our continuing goal is to attain sustainable revenue growth through increased sales of our instruments to a more diversified and global customer base and by increasing the percentage of our total sales that arises from recurring sales sources such as consumable or aftermarket products.

     In addition to our goal of attaining more sustainable sales growth, we are continuing to focus on improving our gross margins and controlling product costs by seeking out the benefits of cost effective global low cost sourcing in order to achieve operating cash flow break-even at lower overall sales.

     eGene Inc. (EGEI.OB), resulted from of a completed merger, effective in the State of California on July 14, 2004, between Centroid Consolidated Mines Co., which is our publicly-held company, and BioCal Technology, which was a privately-held entity. The two companies adjusted outstanding shares, options and warrants on a 1:3 basis. Intellectual properties, technologies and personnel resources were then combined to create a leading-edge biotechnology company with ready products believed to have immediate commercial relevance. In conjunction with this merger, we raised $1.6 million in private funding. We, previously known as "Centroid Consolidated Mines Co.", had no material business operations at the time that we acquired BioCal Technology.

     We believe that we are on target to achieve our objective of achieving positive cash flows from operating activities by the fourth quarter of 2005.

     During 2004, we enhanced our product position with introductions of new product applications and two new Gel Cartridges (4 and 8 channels) with integrated gel-chemistries designed to handle different samples capacities with high detection sensitivity and reproducibility to enhance user productivity.

     Over the next several quarters, we intend to introduce new high value application targets. While we are unable to project future sales from these new introduction, we believe that the expanded ability to perform new and high confidence analyses, will greatly enhance our positioning by allowing scientists to conduct industrial microbiological analyses that were previously not well or not at all accomplished with the traditional testing technology platforms.

     We also continue to aggressively pursue our genotyping microfluidics adoption strategy and promote our enhanced product position to our expanding customer base. Examples of these activities were/are our distributor and customer training tutorials during which we present our newest solutions to existing and prospective customers. A number of these programs have generated new sales and leads that we believe will result in incremental product sales for the first half of 2005.

Critical Accounting Policies.
-----------------------------

     Certain accounting policies used in the preparation of our financial statements in this report are described in our Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.
----------------------

Revenue.
--------

     Total sales increased for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. Our sales increased $256,000, or 928% from sales of $28,000 in the third quarter of 2003. Sales during the nine months ended September 30, 2004, were $555,000 as compared to $59,000 in the same period during 2003. This increase in our quarterly and the nine months sales reflect our continued early product sales ramp up in our acquisition of the young private BioCal Technology in July of 2004. The increases in sales boost our confidence to achieve more appreciable growth in the future. We expect our higher future sales to result in reduced operating losses and improved operating cash flows. We had no material business operations at the time that we acquired BioCal Technology.

                   Three Months Ended              Nine Months Ended
                     September 30,                    September 30,
               2004     2003   $change %change  2004     2003   $change%change
Product Sales $283,026 $27,522 $255,504  928% $555,489  $59,364 $496,125  836%
Cost of Sales  122,204   5,986  116,218 1942%  249,970    5,986  243,984 4076%
Total Expenses 434,102 347,034   87,068   25%1,175,191  778,842  396,349   51%
Net Loss      (270,415)(324,119) 53,704  -17% (865,516)(715,431)(150,085)  21%

Cost of Sales.
--------------

     In addition to our goal of attaining more sustainable revenue growth, we are continuing to focus on improving our gross margins and controlling product costs by seeking out the benefits of cost effective global low costs sourcing opportunities in order to achieve operating cash flow break-even at lower overall revenues.

Expenses.
----------

     Total expenses for the quarter ended September 30, 2004, were $434,000 and $87,000 higher as compared to the same periods in 2003. Total expenses for the nine months ended September 30, 2004, were $1,175,191 and $396,349 higher compared to the same periods in 2003.

     The major expenses levels and increases were for payroll and research and development materials. The level of ongoing research and development expense is highly dependent upon the number and significance of ongoing projects at any particular time. We currently expect research and development expenses to continue to increase in future periods as we develop new product solutions and enhancements. We expect research and development spending to increase, but only expanding in subsequent years based upon customer demand, market conditions and our commercial growth. Management expects to devote additional expenses resources to continue our research and development efforts, to expand support and product development activities and for other general corporate activities.

     Selling, general and administrative expenses are expected to increase primarily due to planned increased sales calling for increases in employment costs related to our first putting in place marketing, sales and service functions, and general increases in other marketing and general and administrative expenses as a result of expected increased commercial activities. We expect selling, marketing and product promotion expenses to grow over the next several years to support the more global commercialization of our products. Certain General and Administrative expenses in the legal and insurance categories increased primarily due to merger related activities.
We anticipates that general and administrative expenses will continue to increase but at a lesser percentage rate of sales.

     The net loss for the quarter ended September 30, 2004, was $270,000 compared to the previous year quarter loss of $324,000.

     Interest income, net increased due to higher cash, cash equivalents and marketable securities balances over the three months ended September 30, 2004, as compared to the same periods in 2003.

     Interest income, net decreased due to lower cash, cash equivalents and marketable securities balances the nine months ended September 30, 2004, as compared to the same periods in 2003 and declines in interest rate yields over the comparable periods.

Liquidity and Capital Resources.
--------------------------------

     Our cash and cash equivalents were $813,000 at September 30, 2004, compared to $275,000 at of December 31, 2003.

     We have financed our operations from inception primarily through equity sales and initial product sales and services. The inclusion of BioCal Technology's results of operations after July 14, 2004, had a significant impact on the business and the comparability of cash flows on a period-over-period basis.

Cash Flows.
-----------

                             Nine Months Ended September 30,
                                                     Increase/
Cash provided by (used in)        2004       2003    (decrease)
Operating activities          (1,303,046)  (723,608)  (579,438)
Investing activities             (19,191)              (19,191)
Financing activities           1,860,199    914,303    945,896

Operating Activities.
---------------------

     During the nine months ended September 30, 2004, we used $1.3 million of cash for operating activities as compared to $0.7 million of cash used in the same period of 2003. Current assets - receivables, inventory and other current assets nominally offset by increases in current liabilities - used cash of $0.5 million, and operations used $0.8 million during the nine months ended September 30, 2004. The increased use of cash for accounts receivable was due to increases of our product sales base. The increase in use of cash for inventories during the nine months ended September 30, 2004, is primarily related to an increase in inventory levels related to expected increases in future product sales. In 2003, including our acquisition of BioCal Technology, we had low inventories as product sales were not significant.

Investing Activities.
---------------------

     Investing activities during the nine months ended September 30, 2004, were $19,000 for additional furniture, fixture and equipment purchases.

Financing Activities.
---------------------

     During the nine months ended September 30, 2004, we generated $1.9 million in cash from financing activities, reflecting the sale of our common stock in various private placements and options exercises.

     We believe that our current cash balances and our expected successful current in process private placement of "restricted securities" to "accredited investors" only, together with the revenue to be derived from our commercial sales from our genotyping products will be sufficient to fund our operations at least through the early part year 2005. Our future capital requirements will depend on many factors, including, among others:

     * continued market acceptance of our genotyping  products;

     * continued scientific progress in product development programs;

     * the magnitude and scope of our research and product development programs;

     * its ability to maintain and establish additional, partnerships and licensing arrangements;

     * the time and costs involved in expanding and maintaining our manufacturing facilities;

     * the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

     * the potential need to develop, acquire or license new technologies and products; and

     * other factors not within our control.

    We expect to attain positive cash flows from operations by the fourth quarter of 2005, and we believe that current and expected cash balances are adequate to satisfy cash needs at least through the early part of 2005. Our actual cash needs could vary considerably, however, depending on opportunities and commercial uncertainties that may arise over the course of the remaining period of 2004 and the full year 2005. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. An inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.

    We have incurred operating losses since our inception and expects to incur losses for the foreseeable future. We will continue to make investments in research and development and infrastructure building over the next several years.

RISK FACTORS AFFECTING OPERATING RESULTS.
-----------------------------------------

     The following risk factors should be considered, among others, in evaluating eGene 's business, products and prospects. This list is not inclusive.

Risks Related To Its Business.

     The Genotyping Products May Not Achieve Market Acceptance, Which Could Cause Revenue to Grow Slowly or Decline.
----------------------------------------

     Our genotyping products, which were developed prior to our merger on July 14, 2004, with and by BioCal Technology , have only recently begun to be used commercially. If these systems do not gain further market acceptance, we will be unable to generate significant sales of these products and its revenue may grow more slowly than expected or decline. The commercial success of our genotyping products will depend upon capital spending by our potential customers, and market acceptance of the merits of our genotyping capillary electrophoresis systems by biotechnology companies, academic research centers and other companies that rely upon genotyping analyses. Market acceptance will depend on many factors, including:

     * Our ability to demonstrate the advantages and potential economic value of our genotyping systems over alternative well-established technologies;

     * capital spending by our customers and potential customers, which has been sluggish as a result of current economic conditions and other industry-specific factors; and

     * our ability to market our genotyping systems.

     Because the genotyping capillary electrophoresis systems have been in operation for only a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the early customers do not endorse our genotyping systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use or are otherwise deficient, market acceptance would suffer and further sales may be limited. We cannot assure you that these customers' efforts to put our high throughput systems into use will continue or will be expeditious or effective. Potential customers for these systems may also wait for indications from our early genotyping system customers that our system works effectively and generates substantial benefits. Further, non-acceptance by the market of our initial systems could undermine not only those systems but subsequent systems as well.

     The genotyping productivity tools equipment market is competitive and is characterized by technological change and frequent new product introductions. The commercial success of company genotyping systems depends upon continued and expanding market acceptance of our systems and products by biotechnology companies and genomics research organizations, and upon availability to address quickly any performance problems that our customers encounter. We anticipates that our competitors will introduce new, enhanced products in this market. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current products and technologies that address the evolving needs of our customers and that are technologically superior to new products that may be offered by competitors. We may experience difficulties or delays in the development efforts for new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

     We intend to continue developing new, lower cost versions of our genotyping systems with enhanced features that address existing or emerging customer needs, such as novel assay functionalities. If we are unable to do so, our systems may not become more widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

     eGene's Business May Be Adversely Affected by Downturns in the Economy.
     -----------------------------------------------------------------------

     We are subject to the capital spending patterns of this industry, which over the past several years have been unfavorably impacted by general economic conditions and increased competition. If our customers and potential customers do not increase their capital spending budgets, we could face weak demand for our products.

     eGene's Industry Is Very Competitive.
     -------------------------------------

     Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies. Acquisitions involve numerous risks.

     eGene Has Not Recorded Profitable Operations since its Inception and May Never Achieve Profitably.
-------------------------

     We expect to incur future operating losses and may not achieve profitably. We have experienced development stage operating losses each year since our inception and expect to incur additional operating losses for the calendar year of 2004, primarily as a result of a current slow economic climate, and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability.

     Our operating results may fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

     eGene Has Limited Manufacturing Experience.
     -------------------------------------------

     We have limited experience in manufacturing of our products and may encounter manufacturing problems or delays, which could result in lost revenue.

     eGene Depends on its Key Personnel, the Loss of Whom Would Impair its Ability to Compete.
--------------------

     We are highly dependent on the principal members of our management (CEO Dr. Udo Henseler, Dr. Ming Liu and Varouj Amirkhanian - world-class scientists). The loss of services of any of these persons could seriously harm product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of its business.

     eGene's Intellectual Property Rights May Not Protect it and its Products.
     -------------------------------------------------------------------------

     Our product could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could also cause us to pay substantial damages and prohibit us from selling our products. Third parties may assert infringement or other intellectual property claims against us. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are not aware of any third-party patents claims against us.

     We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market. We rely on patents to protect our intellectual property and our competitive position, especially in our capillary electrophoresis microfluidics business. The rights we relies upon to protect our intellectual property underlying company products may not be adequate, which could enable third parties to use this technology and would reduce our ability to compete in the market.

     In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying company products.

     Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to company technology and products without infringing on any of our intellectual property rights or design around company proprietary technologies.

     The Loss of One or More Suppliers of eGene May Have an Adverse Effect on its Operations.
---------------

     We obtain some of the components and subassemblies included in our systems from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenue.

     We maintain only a limited number of long-term supply agreements with its suppliers.

     Our reliance on a limited group of suppliers involves several risks, including the following:

     * we may be unable to obtain an adequate supply of required components;

     * we have reduced control over pricing and the timely delivery of components and subassemblies; and

     * company suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

     Because the manufacturing of certain of these components and subassemblies involves complex processes and requires long lead times, we may experience delays or shortages caused by suppliers. We believe that alternative sources could be obtained at the same prices and on substantially the same terms and conditions, if necessary, for most sole and limited source parts. However, if we were forced to seek alternative sources of supply or to manufacture such components or subassemblies internally, we might be forced to redesign company systems, which could prevent us from shipping our systems to customers on a timely basis.

     eGene May Need Additional Capital.
     ----------------------------------

     Failure to raise additional capital or generate the significant capital necessary to expand eGene's operations and invest in new products could reduce our ability to compete and result in lower revenue. We anticipate that our existing capital resources and in progress private placements will enable us to maintain currently planned operations at least through the early year 2005. However, we premises this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would harm our business. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to company stockholders.

     We currently has no credit facility or committed sources of capital.
To the extent operating and capital resources are insufficient to meet future requirements; we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms

Risks Related to Owning Our Common Stock .
------------------------------------------

     Our stock price has very little history and you could lose a substantial portion of your investment.

     Our stock has been trading on the Bulletin Board only since October 2004. We initially offered our common stock to the public at $1.00 per share. We expect that our stock price will remain volatile as a result of a number of factors, including:

      * announcements by our competitors of complementary or competing products and technologies;

      * announcements of our financial results, particularly if they differ from investors' expectations; and

      *   general market volatility for technology stocks.

     These factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

     We are at risk of future securities class action litigation.

     Given the newness of our stock, we are at risk of having securities class action lawsuits filed against us and our officers and directors. Such securities litigation could result in potential liability, cause us to incur litigation costs and divert management's attention and resources, any of which could harm our business. In addition, announcements of lawsuits of this or some other nature, and announcements of events occurring during the course of the lawsuits, could cause our stock price to drop.

Item 3. Controls and Procedures

     We evaluated our "disclosure controls and procedures" and our "internal controls and procedures for financial reporting" as of September 30, 2004. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our principal financial officer.

Evaluation of disclosure controls and procedures.
-------------------------------------------------

     Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Subject to the limitations set forth below, based on their evaluation, as of the end of this reporting period, the chief executive officer, Executive Vice Presidents and the principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls.
-----------------------------

     Internal controls over financial reporting are procedures which are designed with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Among other matters, we evaluated our internal controls over financial reporting to determine whether there were any "significant deficiencies" or "material weaknesses," and sought to determine whether we have identified any acts of fraud involving personnel who have a significant role in eGene's internal controls. In the professional auditing literature, "significant deficiencies" may be interpreted as being comparable as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize, and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions.

     There were no material changes in our internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2003, we are responsible for listing the non-audit services approved by our Chief Executive Officer to be performed by Mantyla McReynolds LLC, our independent auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements.

Limitations on the Effectiveness of Controls.
---------------------------------------------

     Our management, including our chief executive and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within eGene have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                   Part II   Other Information

Item 1. Legal Proceedings

     None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     10,137,052 shares of common stock and 821,975 options to purchase common stock under the merger with BioCal Technology effective on July 14, 2004. See the 8-K Current Report of our Company dated July 14, 2004, that was filed with the Securities and Exchange Commission on September 2, 2004, and is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

     None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None; not applicable.

Item 5. Other Information

     eGene's Board of Directors pre-approves all audit and permissible non-audit services provided by its independent auditors. For 2004, the Board of Directors has pre-approved $5,000 for tax compliance and consulting services provided by its independent auditors.

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits

     31.1 302 Certification of Udo Henseler

     31.2 302 Certification of Jeffrey Williams

     32   906 Certification

b.   Reports on Form 8-K

      8-K Current Report dated July 14, 2004 filed with the Securities and Exchange Commission on July 14, 2004.

      8-K Current Report dated July 15, 2004 filed with the Securities and Exchange Commission on September 2, 2004.

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   eGene, Inc.



Dated: November 12, 2004           By:    /s/ Udo Henseler
                                   Udo Henseler
                                   Chairman of the Board and Chief
                                   Executive Officer


Dated: November 14, 2004           By:    /s/ Jeffrey Williams
                                   Jeffrey Williams
                                   Chief Financial Officer