Form 10KSB
period 2004-12-31
eGENE, INC.
filed 2005-04-01
CIK 1105409

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                     Commission File No.  000-32393

                              eGene, Inc.
                              -----------
          (Name of Small Business Issuer in its Charter)

             NEVADA                                    87-0645507
             ------                                    ----------
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
   incorporation or organization)

                              17841 Fitch
                           Irvine, CA 92614
                           ----------------
                  (Address of Principal Executive Offices)

                 Issuer's Telephone Number: (949) 250-8686

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                     Common Stock, $0.001 par value
                     ------------------------------

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---     ---                   ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for its most recent fiscal year (December 31, 2004) were: $858,110.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates (9,335,598 shares) of the Registrant based on the last sale price ($1.50) of such stock as reported by the OTCBB of the National Association of Securities Dealers, Inc. on March 28, 2005, was approximately $14,003,397.

   The number of shares outstanding of the Registrant's common stock, as of March 28, 2005, was 13,219,158 (actual); however, assuming all BioCal (as defined herein) stockholders who did not perfect dissenters' rights under its merger with and into our wholly-owned subsidiary submit their BioCal shares for exchange under the merger, then there will be 14,698,233 outstanding shares.

   Transitional Small Business Disclosure Format (Check One):  Yes [X] No [ ]

                   DOCUMENTS INCORPORATED BY REFERENCE

         A description of "Documents Incorporated by Reference" is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.


                               eGene, Inc.
                               FORM 10-KSB
               For the Fiscal Year Ended December 31, 2004
                            TABLE OF CONTENTS

                                                                      Page

                             PART I
 Item 1.        Business
 Item 2.        Properties
 Item 3.        Legal Proceedings
 Item 4.        Submission of Matters to a Vote of Security Holders

                            PART II
 Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
 Item 7.        Financial Statements and Supplementary Data
 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 Item 8a.       Controls and Procedures
 Item 8b.       Other Information

                            PART III
 Item 9.        Directors and Executive Officers of the Registrant
 Item 10.       Executive Compensation
 Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
 Item 12.       Certain Relationships and Related Transactions
 Item 14.       Principal Accountant Fees and Services.
 Item 15.       Exhibits, Financial Statement Schedules and Reports on
                Form 8-K
 Signatures
 Ex- .. Consent of Mantyla McReynolds, CPA's
 Ex- .. Certification of CEO
 Ex- .. Certification of CFO
 Ex- .. Certification pursuant to Section 906 CEO
 Ex- .. Certification pursuant to Section 906 CFO

                  FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934. Statements are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions. Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Factors Affecting Operating Results" contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                            PART I

Item 1.  Business.

Overview.
---------

     We are an emerging biotechnology company that utilizes our low cost core technologies of capillary electrophoresis, microfluidics, advanced reagent, liquid handling and automation to create leading edge and novel genotyping DNA fragment testing tools and RNA solutions for the biological/microbial materials and life sciences testing industries. Our current operations resulted from a merger of BioCal Technology, Inc., a private California biotechnology operating company ("BioCal"), with and into our wholly-owned subsidiary in July of 2004. Our objective and strategy is to provide new, effective and superior biological testing information for improved decision making and deliver applications and tools to these industries that we believe will have immediate commercial relevance. Our genotyping DNA HDA-GT12 (High-Performance DNA Analyzer) system detects, quantifies, identifies and characterizes biological organisms. It automates routine and non-routine laboratory and industrial procedures such as are related to introduction of new production and product developments, quality control, security, genetic identity, paternity, crime, bioterrorism, pathogen detection, drug monitoring, safety methods and productivity.

     Traditional gel electrophoresis testing experiments are labor-intensive and can be highly dependent on operator technique, time-consuming, slow and are often a subjective process that can take days interpreting such test samples since a high level of skill is required. Other existing molecular genomic tests tend to be expensive and limiting their acceptance by users already burdened by high costs. Products such as our genotyping DNA HDA-GT12 system easy to use, high-throughput, low cost, repeatable and accurate DNA fragment analysis directly deal with these problems by integrating and automating the multiple steps required by the traditional gel electrophoresis experiments. Our HDA-GT12 systems address the many issues by reducing the size of laboratories full of equipment and people through miniaturizing, integrating and automating many laboratory processes required to carry out the tests.

     While there are many applications critical to biological materials management for our technology platform like the food, beverages, environmental, sanitation, hygiene, pharmaceutical manufacturing, veterinary, military bio-defense and research and development labs industries, among others, we are currently addressing relevant genotyping testing applications in major market segments of research, development and genetic testing labs; medical schools; research hospitals; and food. The food industry is the largest of the industrial microbiology markets with powerful incentives for food safety and quality.

     Our management believes that our products, technologies and applications capabilities are uniquely capable of addressing these markets in a number of ways. To meet the demands of the recent fast and profound developments in genetic research and biological materials testing a change in the way microbiology is done was needed. Customers need new, cost effective, superior microbial and biological testing information for better decision making. For example, biochemical determinations typically require accurate liquid measurements and precise incubation times. When these are manually performed, significant variations can occur in liquid dispensing and in the duration of reaction times. We have responded to that urgent need for advanced systematic and detailed understanding and control of microbial processes as well as to challenges and opportunities related thereto. In applying our core technologies of capillary electrophoresis, microfluidics, advanced reagents, liquid handling and automation, we have created highly accurate, low cost, high-throughput, portable and novel Genomic DNA/RNA testing tools for the biological/microbial materials and life sciences testing industries. Our systems offers the industry unprecedented depth and reliability of DNA/RNA testing information at low cost, fast and unprecedented consistent accuracy.

Distribution and Support Channels.
----------------------------------

     We are developing three channels of distribution for our products: direct to customers, indirect through our international network of distributors; and through our (at this stage, early and developing) original equipment manufacturer ("OEM") channels. Through these channels, we sell complete systems solutions, developed by us, to end customers. Our OEM distribution channel is only at its very early development stage, but is an example, and is complementary to our distribution network activities as it enables us to extend the commercial potential of our capillary microfluidic genotyping DNA HDA-GT12 system and advanced reagent and liquid handling technologies into new industries and new applications with experienced commercial partners.

     In our OEM channel, we plan to provide our enabling technologies to potential commercial partners who then typically integrate the application solution and market them to their end customers. By using direct, indirect distribution and OEM channels to maximize penetration of our products and technologies into the marketplace, we seek to position our Company as a leader in the low cost genomics tools testing markets.

     Our goal is to work towards a full range of services to our customers around the world. In combination with our and our worldwide distributors' technical support, service engineers work with customers to tailor our products to customers' specific needs, thereby maximizing each product's efficiency and productivity. The range of services we provide includes technical telephone support, field engineering support for emergency and preventative maintenance, field applications support and formal classroom training at eGene and customer locations. We believe that our ability to fashion an infrastructure to service clients through our global service infrastructure will be an important competitive strength of our Company and will be a critical ingredient to growth in the near and long-term future. Service contracts will typically be structured for one-year terms.

Access to Certain Public Information.
-------------------------------------

     We file or furnish electronically with the Securities and Exchange Commission (or the "SEC") our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other filings that contain information regarding companies that file electronically with the SEC, including our Company. The address of that website is http://www.sec.gov.

Principal Products and Services.
--------------------------------

     Our portfolio of products includes low cost, accurate, repeatable high-throughput testing systems and easy-to-use software that control scheduling, integration and data management. In addition, we expect to derive a significant portion of revenue from service and aftermarket products, including consumable and accessory products.

     Our low cost multichannel capillary electrophoresis system is ideal for high-efficiency double-stranded DNA (dsDNA) fragments analysis. This bench-type high-performance DNA analysis (HDA) system uses fluorescence-type detection with inexpensive solid-state light sources and nonmoving integrated emission collection micro-optics. DNA samples are analyzed simultaneously by using multiple usage and disposable multicapillary cartridges, which contains integrated capillary channels, optical fibers and an integrated sieving gel reservoir. The automated process includes a buffer/gel replenishment mechanism, high voltage control of fluidics and an automated sample tray transport capability. Using commercially available dsDNA size markers as indicators, eGene's HDA system provides high resolving power in approximately ten minutes for 12 bio-separations. The system holds 96 samples in a 96-well polymerase chain reaction (PCR) plate, which can be automatically analyzed within 1.3 hours. Large quantities of biological samples can be analyzed automatically in a short period with highly sensitive fluorescence detection.

     Our HDA-GT12 (High-Performance DNA Analyzer) System is based on a novel and proprietary multiplexed fluorescence detection with inexpensive solid-state light sources and micro-optical collectors, which will provide a unique solution for DNA analysis. Furthermore, the GC-5000 (Gel Cartridge) containing 12 short separation channels with a built-in consumable chemical reagent will simplify the analysis process, which has advantages over those in the current DNA analysis market by improving speed of separation and resolution of DNA fragments. To operate the instrument, the user only needs to insert the cartridge and load the 96-well sample tray and hit the run button. The designed instrument can handle a total of 96 DNA samples in approximately 1.3 hours of non-stop analysis. Because we have great flexibility in channel design and can exert split-second computer control over fluid flow, we have the ability to create cartridges for a multitude of applications. Our HDA systems miniaturize, integrate and automate experiments with the goal of providing the benefits of improved data accuracy, reduced cost, and higher speed, leading to expanded individual researcher capability and improved enterprise-wide productivity.

     The proprietary and novel cartridges, i.e. GCK-5000 (Gel Cartridge
Kit), are biohazard free systems and have many advantages for DNA, RNA and PCR product analysis as well as for protein detection. The 12-channel Capillary Cartridge, with an integrated Gel-Chemistry, has the separation and detection capability, which can do 100 runs (1,200 tests). The HDA instrument, with the use of a GC-5000 disposable cartridge, can detect as low as 0.1 ng/ml nucleic acid material with ultra-high resolution as small as one base nucleotide. The cartridge system consumes sample volumes as low as 0.02 pl.

     Samples of current product test applications: Routine Checking in Labs for Specific Analyses for single/multi-amplified DNA; Genetic profile/diseases screening; Restriction digested DNA; Pathogens detection/typing; Synthesized oligonucleotides; GMO, agriculture products detection; Plasmids insert; DNA fingerprinting for identification; Extracted RNA; Food safety analysis. Our applications personnel works closely with key customers to understand their critical application needs

     The following are key benefits of our genotyping DNA HDA-GT12 System:

     1. Superior Data Quality and Accuracy. This system is automated (no need for manual sample loading), portable and desk size, and produces reproducible and digital data for more accurate and consistent data by reducing human error. With higher confidence in the quality of data, our customers can make better decisions and view results both in electropherogram and gel-view format.

     2. High Sensitivity, Detection and Speed. Detection (0.1 ng/il) Sensitivity and Resolution as low as 1 bp. High and fast separation efficiency: <10- minute CE time for 12 tests. For example, molecular separations may take two hours or more using conventional equipment. Our customers may be able to take advantage of this acceleration to increase throughput or to complete experiments faster, depending on their needs.

     3. Low Reagent and Labor Cost. The eGene system utilizes only a small fraction of the usual amount of expensive reagents and also reduces labor involved in each test. Management believes that saving on reagent cost, labor, grater sensitivity and detection can enable companies to expand the scale of testing in ways that would otherwise not be feasible. Our fully integrated multiple usage and disposable multi-capillary cartridge guarantees 1200 tests per cartridge and with chemistry stable for up to one year, and there is no need for gel preparation.

     4. Expanded Individual Researcher Capability. Because our systems can collapse a multi-step, complex experiment into one step, management believes that individual researchers can perform experiments previously outside their areas of expertise. By comparison, with conventional, non-integrated equipment, researchers need to expand individual researcher capability. By comparison with conventional, non-integrated equipment, researchers need to master the complexities of performing each individual step.

     5. Improved enterprise-wide productivity. We further believe our systems can improve data quality to the point where researchers can rely on data generated outside their laboratory or organization; and that this would improve enterprise-wide productivity by supporting data sharing and reducing the need to repeat experiments. When different research groups use different assortments of conventional equipment to perform experiments, they often produce data that are not strictly comparable.

     6. Miniaturization. Conventional laboratory equipment typically uses at least a drop of fluid, 1 to 100 microliters, to perform each experiment. In many of our capillary electrophoresis applications, the sample volume needed from external sources is reduced to below 1 nanoliter, an improvement of up to 100,000-fold over conventional systems. In some processes within our cartridge, reagents are dispensed in the microchannels in volumes down to tens of picoliters, another 10-100 fold reduction, which speeds analysis times and increases sample throughput. A microliter is one millionth of a liter, a nanoliter is one billionth of a liter and a picoliter is one trillionth of a liter.

     7. Integration. Integration is the compression of multiple processes into a single process, or the inclusion of multiple functions into one device. Today most laboratory systems perform only one or two steps of an experimental protocol. Our HDA systems integrate complete experiments involving half a dozen or more steps into one continuous process.

     8. Automation. Many laboratory experiments are performed in multiple manual steps. With our HDA systems, entire experiments can be automated and performed inside our cartridge using one instrument, freeing up valuable research time and laboratory space and are high speed.

     9. We believe our HDA systems can accelerate some experiments as much as 100-fold or more, depending on the application. For example, molecular separations such as electrophoresis may take hours using conventional equipment. On our HAD system we can perform these separations in less than one minute. Another example is that chemical reactions are routinely incubated for 30 minutes or more before the results are determined. Often, these long incubation periods are necessary only to provide sufficient time for manual steps to be performed on large numbers of samples. By integrating sample processing and detection, we can perform reactions in one minute or less and achieve comparable results. Our customers may be able to take advantage of this acceleration to increase throughput or to complete experiments faster, depending on their needs.

     10. Expanded Individual Researcher Capability. Because our HDA systems can collapse a multi-step, complex experiment into one step, we believe that individual researchers can perform experiments previously outside their areas of expertise. By comparison, with conventional, non-integrated equipment, researchers need to acquire the equipment and master the complexities of performing each individual step.

     We believe that our microfluidic HDA systems have the potential to expand the capabilities and improve the productivity of individual customers and on an institutional level, to streamline and bring greater efficiency and speed to product development processes. Not all laboratory processes, however, are ideally suited to be performed using our HDA systems. For example, detecting certain clinically important materials that appear in very low concentrations in a sample, such as certain viruses, is not always practical with our microfluidic HDA systems. This is because there is a risk that the virus will not be present in the very small volumes employed by our HDA system. As a result, in certain applications, use of our microfluidic HDA system may require the pre-processing of a sample to increase concentration.

eGene Uses of Its Skills.
-------------------------

     We use the skills of electrical engineers, optical engineers, mechanical engineers, product designers, software engineers, molecular biologists and chemists to create instrumentation, reagents software. The instruments are designed to optimize liquid handling and automation to control fluid movement and detection functionality for our microfluidic genotyping system. Software engineers write computer programs to manage tasks such as controlling functionality, collecting data, communicating between different instrument modules. Our applications personnel will assist customers to understand their critical application needs. These needs are then addressed directly by developing specific automation configurations and software specified methods, optimized for key applications. We are also making it easier for our customers to develop their own custom assays in a microfluidic format.

     Our affordable systems can be used in laboratories to replace a considerable segment of slab gel electrophoresis for routine and high-throughput dsDNA analysis. Management intends to continue developing vigorously new, lower cost versions of our genotyping systems with enhanced features that address existing or emerging customer needs, such as novel assay functionalities.

Partnerships.
-------------

     An important element of our growth strategy will be the formation of strategic collaborations with other life science technology providers and our customers. We believe these relationships will allow us to enhance our future market position by increasing our research and development capabilities.
Under these arrangements, we expect that our collaborators typically fund a portion of our development costs for a particular product and work with our research and development team to develop new products that meet the needs of our customer base.

     We are exploring partnerships for the full development and exploration of various infectious diseases testings such as "Hepatitis B and C," for human Papillomaviruses (HPV) and Down Syndrome. We have demonstrated encouraging feasibility with our HDA system.

Backlog.
--------

      We define backlog as the total value of open orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve month period. Our backlog was moderate as of December 31, 2004, because of our early transition into commercialization of our products. For a portion of our sales, we manufacture product based upon our forecast of customer demand and maintain inventories in advance of receipt of orders from our customers. Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter and shipments from backlog, and from recognition of revenues that had been previously recorded as deferred revenue pursuant to our revenue recognition policy. Our products are generally shipped within forty five days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales in any succeeding quarter. Our backlog at the beginning of each quarter does not include all product sales needed to achieve expected revenues for that quarter. Consequently, we are dependent on obtaining orders for products to be shipped in the same quarter that the order is received. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, we have limited visibility of future product shipments, and our results of operations are subject to variability from quarter to quarter.

Dependence on One or a Few Major Customers.
-------------------------------------------

     So far into the early commercialization phase of our products, a portion of our revenue is from a limited number of sources. During the fiscal year ended December 31, 2004, revenue from our Japanese and Taiwanese distributors accounted for approximately 90% of our total revenue. The increasing network of our global distribution collaborations is expected to translate into broadening of our geographical markets and customer base and as such, management anticipates that the sources of revenue will be notably diversified in the future. Current customers include leading research and development companies.

     Our nominal revenues through December 31, 2003, were derived from human identify testing services. We transitioned away from that service to concentrate on advancing our genotyping DNA HDA-GT12 systems to achieve our goal of creating a commercial systems product business. For the year ended December 31, 2004, only one customer accounted for more than 10% of our overall revenues.

     Because of our potential broad customer and market base, we are not dependent for our success or long-term survival on any single customer or market niche.

Research and Development.
-------------------------

     We have made sizeable investments in our microfluidic and capillary electrophoresis research since our inception, and believe that we have established a leading position in that technology platform. We explored fundamental issues of capillary electrophoresis technology as early as possible in order to find solutions to important technical challenges and seek patent protection for our solutions. We are following a sequential approach to our R&D projects, meaning that we are undertaking R&D projects in a sequential manner, rather than pursuing all of our projects at the same time. In doing this, we are prioritizing those projects that we believe have the greatest potential commercial value. We are also pursuing a shared investment risk approach to R&D in which we have our customers or potential customers share in the expense of an R&D project. We believe that this shared investment risk model is important not only because it reduces our own R&D expense, but also provides important customer validation that a particular R&D project has potential commercial value to our customers. Through all of these measures, we anticipate that in the future we will be able to maintain control of our R&D expenses. Our product development efforts are currently focused principally on new applications and capabilities for our existing instruments and the development of new instrument platforms.

     Research and development expenses as of the fiscal years ended December 31, 2004, and 2003, were approximately $1.1 Million and $0.9 million, respectively.

     We expect our research and development spending to increase at a slower rate than increases in revenue in the future as we focus on those opportunities with maximum commercial viability and share the funding of R&D programs with other partners if possible and our commercial growth

Manufacturing.
--------------

     We manufacture some subassemblies ourselves and other components are made to our specifications by outside vendors. Our top suppliers are tracked using procedures to insure the quality and on-time delivery of parts and subassemblies. The subassemblies are inspected and tested before being placed into final product assemblies. Our final products are then put through an extensive testing cycle before being released for shipment. Customer acceptance at both our factory and the customer's site guarantees that the system is performing to the customer's specifications.

     We manufacture all of our products in Irvine, California. We intend to continue to invest in our infrastructure for the manufacture and distribution of our products and to continue to work with third parties for outsourcing opportunities for our products.

Suppliers.
----------

     Because the manufacturing of certain of our product components and subassemblies involves complex processes and requires long lead times, we may experience delays or shortages caused by suppliers. Management believes that alternative sources could be obtained at the same prices and on substantially the same terms and conditions, if necessary, for most sole and limited source parts. We maintain only a limited number of long-term supply agreements with our suppliers. Our reliance on a limited group of suppliers involves several risks, including that we:

     *    may be unable to obtain an adequate supply of required components;

     * may have reduced control over pricing and the timely delivery of components and subassemblies; and

     * suppliers may be unable to develop technologically advanced products to support our growth and development of new systems

     However, if we were forced to seek alternative sources of supply or to manufacture such components or subassemblies internally, we might be forced to redesign company systems, which could prevent us from shipping our systems to customers on a timely basis.

Competitive Business Conditions.
--------------------------------

     We encounter some competition from a number of life science tools companies in the areas of high-throughput screening, liquid handling, and bio-separations analysis. Management anticipates that our competitors are/will come primarily from:

     * companies providing competitive liquid handling, reagents and automation products for screening applications similar to ours, but based on established or emerging technologies, and incremental improvements to these products; and

     * companies developing new technologies that can be used in applications similar to the ones that can be served by our technology platform of novel and proprietary multiplexed fluorescence detection with inexpensive solid-state light sources and micro-optical collectors, which will provide a unique solution for genotyping DNA analyses.

     In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our core technologies of capillary electrophoresis, reagents, microfluidics, liquid handling and automation products over alternative established technologies and products. We will also need to demonstrate the potential economic value of company products relative to these conventional technologies and products. Some of the companies that provide products which may be optimized for genotyping applications include the Applied Biosystems, Agilent, Amersham Biosciences, Beckman Coulter, Bio-Rad Laboratories, PerkinElmer and Tecan.

     Other companies known to have initiated microfluidic programs include Aclara Biosciences, Fluidigm, Microfluidic Systems, Nanostream and Cepheid. Microfluidic technologies are expected to continue to undergo rapid change. Our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.

     In many instances, our competitors have or will have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Moreover, competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially more attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

Intellectual Property.
----------------------

     Key to our business strategy is the development of an intellectual property portfolio. Consistent with this strategy, we are endeavoring to protect our patent portfolio as appropriate. In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. We seek patent protection on our system technologies. These patents and applications are directed to various areas which we believe are valuable to our business, including among others:

     * Control of movement of fluid and other material through interconnected microchannels;

     *    Continuous flow high throughput methods and systems;

     *    Analytical and control instrumentation;

     *    Analytical system architecture;

     *    Automated liquid handling systems;

     *    Capillary chemistries and methods; and

     * Software for control of microfluidic based systems and data analysis;

      We also rely upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, and to operate without infringing the proprietary rights of third parties. A failure to maintain some or all of the rights to these technologies could seriously harm our business.

Environmental Matters.
----------------------

     We believe that we are currently in compliance with all applicable environmental permits and applicable environmental laws. Any expenditure necessitated by changes in law and permitting requirements cannot be predicted at this time.

Reporting obligations.
----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

The following are applicable to us:

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

Penny Stock.
------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     *    with a price of less than five dollars per share;

     *    that are not traded on a "recognized" national exchange;

     * whose prices are not quoted on the NASDAQ automated quotation system; or

     * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

     This procedure requires the broker/dealer to:

     * get information about the investor's financial situation, investment experience and investment goals;

     * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

Small Business Issuer.
----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Other Business Risks.
---------------------

      In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our capillary electrophoresis products may not achieve wide market acceptance, we may not be successful in developing new and enhanced liquid handling products. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below under "Factors Affecting Operating Results" contained in Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees.
----------

     As of December 31, 2004, we had a total of 10 full time employee and three contractors. We have been outsourcing certain accounting, legal and distribution functions. Research and development, final product assembly personnel and marketing and administration compose the personnel pool. Increase in personnel is expected to be commensurate with expected growth in revenue and associated operations.

Item 2.  Properties.

     Our headquarters are located in Irvine, California, where we occupy one leased facility totaling approximately 8,000 square feet which houses research and development, marketing, final assembly of product, warehousing and administration. The current monthly lease is $ 7,284.00. The lease will expire in 2009 unless we exercise our option to extend the lease. Estimated space allocation in our location is approximately as follows: laboratories, 1,500 square feet; Office space, including marketing, sales, engineering and administration, 2,500 square feet; manufacturing, receiving, shipping and warehousing, 3,500 square feet.

Item 3.  Legal Proceedings.

     There are no material legal proceedings pending against or involving us; and none of our directors, executive officers or 10% stockholders is party to any action adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of our security holders during the fourth quarter of 2004, or otherwise during 2004.

                             PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities

     Our shares of common stock have been traded on the OTC Bulletin Board (the "OTCBB") since quarter ended December 31, 2004, under the symbol "EGEI"; however, there is not and has not been any "established trading market" for these securities. The following are the high and low bid and asked quotations on our common stock on the OTCBB during the periods indicated:

Market Prices and Bid Information for Common Stock.
---------------------------------------------------

                                               Bid
                                               ---
Quarter Ended                     High                   Low
-------------                     ----                   ---

December 31, 2003                 $.02                   $.02

January 1, 2004
through
March 31, 2004                    $.02                   $.02

April 1, 2004
through
June 30, 2004                     $.02                   $.02

July 1, 2004
Through
September 30, 2004               $1.05                   $.02

October 1, 2004
through
December 31, 2004                $1.10                   $.30

     This information was obtained from the National Association of Securities Dealers, Inc. or other qualified interdealer quotation medium. The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

Holders
-------

     As of March 28, 2005, there were approximately 1,430 holders of record of our common stock.

Dividends
---------

     We have not declared or paid any dividends with respect to our common stock during the past two years. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions on payment of dividends, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information
------------------------------------

     We adopted a Stock Option Plan in 2004 for 2,000,000 shares maximum, in order to attract and retain key employees and to provide staff with equity incentives in order to promote our financial success. In the event our outstanding shares are changed by a stock dividend, split or other recapitalization or similar event, such options shall be proportionately adjusted.

                                     Options               Warrants
                                     -------               --------

                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
             2004              Shares         Price       Shares    Price

Granted                      1,000,696        $  0.05  2,903,750    $0.05
Exercised                    1,641,942           0.05  2,903,750     0.05
Forfeited/expires               40,000           0.05          -        -
Outstanding at December 31   1,622,642           0.05          -        -
Exercisable                    902,293           0.05          -        -

Weighted average fair value
of options/warrants granted
during year                                   $  0.05               $0.05

Weighted average fair value
of shares issued under
Employee Stock Purchase Plan                  $  0.05



                                     Options               Warrants
                                     -------               --------

                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
             2003              Shares         Price       Shares    Price

Granted                      1,203,889        $  0.05          -    $   -
Exercised                            -              -          -        -
Forfeited/expires              546,665           0.05          -        -
Outstanding at December 31   2,303,888           0.05          -        -
Exercisable                  1,788,489           0.05          -        -

Weighted average fair value
of options/warrants granted
during year                                   $  0.05               $   -

Weighted average fair value
of shares issued under
Employee Stock Purchase Plan                  $  0.05

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
-----------

     Sales of Restricted Securities.
     -------------------------------

     1. 10,136,852 shares of our common stock that comprised "restricted securities" and 821,975 options to purchase common stock under our merger with BioCal effective on July 14, 2004 were issued as of that date. See our 8-K Current Report of our Company dated July 14, 2004, that was filed with the Securities and Exchange Commission on September 2, 2004, and is incorporated herein by reference. See Part III, Item 13.

     2. Effective July 14, 2004, pursuant to the offer and sale of Units at a price of $1.00 per share, with each Unit consisting of one share of our common stock that constituted "restricted securities" and one warrant to acquire one-half of one additional share that also constituted "restricted securities" of our common stock at an exercise price of $0.05 per share, 1,657,500 Units were sold consisting of 1,657,500 shares of common stock and 828,750 warrants. All of these warrants have been exercised.

     3. We issued to principals, consultants and employees of MBC Global LLC, an Illinois limited liability company and a financial advisor to us, warrants to purchase 2,075,000 shares of our common stock at an exercise price of $0.05 per share. These warrants were also exercised as of July 14, 2004.

     4. We issued an aggregate of 103,333 shares of common stock on the exercise of options that were granted to one member of management on January 31, 2005.

     We issued all of these securities to persons who were either
"accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

     Use of Proceeds of Registered Securities.
     -----------------------------------------

     There were no proceeds received during the calendar year ended December 31, 2004, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read with "Selected Financial Data" and our financial statements and notes included elsewhere in this Annual Report. The discussion in this Annual Report on contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report should be read as applying to all related forward-looking statements wherever they appear in this Annual Report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Factors Affecting Operating Results" below as well as those discussed elsewhere.

     Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions. Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

     The following discussion and analysis is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.
---------

     We are an emerging biotechnology company that utilizes our low cost core technologies of capillary electrophoresis, microfluidics, advanced reagent, liquid handling and automation to create leading edge and novel genotyping DNA fragment testing tools and RNA solutions, for the biological/microbial materials and life sciences testing industries. Our genotyping DNA HDA-GT12 (High-Performance DNA Analyzer) system detects, quantifies, identifies and characterizes biological organisms. Since our founding (including that of our predecessor, BioCal), the strategy of our company has been to invest in microfluidic technology in order to develop innovative solutions to improve applications in the life science tools space. Our systems automate routine and non-routine laboratory and industrial procedures such as are related to introduction of new production and product developments, quality control, security, genetic identity, paternity, crime, bioterrorism, pathogen detection, drug monitoring, safety methods and productivity and more.

     While there are many applications critical to biological materials' management for our technology platform like the food, beverages, environmental, sanitation, hygiene, pharmaceutical manufacturing, veterinary, military bio-defense and research and development labs industries, among others, we are currently addressing relevant genotyping testing applications in major market segments of research, development and genetic testing labs; medical schools; research hospitals; and food. The food industry is the largest of the industrial microbiology markets with powerful incentives for food safety and quality.

     Our management believes that our products, technologies and applications capabilities are uniquely capable of addressing these markets in a number of ways. To meet the demands of the recent fast and profound developments in genetic research and biological materials testing a change in the way microbiology is done was needed. Customers need new, cost effective, superior microbial and biological testing information for better decision making. For example, biochemical determinations typically require accurate liquid measurements and precise incubation times. When these are manually performed, significant variations can occur in liquid dispensing and in the duration of reaction times. We have responded to that urgent need for advanced systematic and detailed understanding and control of microbial processes as well as to challenges and opportunities related thereto. In applying our core technologies of capillary electrophoresis, microfluidics, advanced reagents, liquid handling and automation, we have created highly accurate, low cost, high-throughput, portable and novel Genomic DNA/RNA testing tools for the biological/microbial materials and life sciences testing industries. Our systems offers the industry unprecedented depth and reliability of DNA/RNA testing information at low cost, fast and unprecedented consistent accuracy.

     The general economy has been greatly challenging for suppliers of capital equipment used for research and routine applications in the biotechnology industries, combined with the challenge of gaining early adoption of our fundamentally new but superior capillary microfluidic technology in markets where less reliable but traditional established alternatives are available, unfavorably affected our results and especially with our undeveloped commercial infrastructure. The process and challenges of building a commercial organization of sufficient scale will be very significant for our accelerated growth objectives.

     We are developing three channels of distribution for our products: direct to customers, indirect through our international network of distributors; and through our (at this stage, early and developing) original equipment manufacturer ("OEM") channels. Through these channels, we sell complete systems solutions, developed by us, to end customers. Our OEM distribution channel is only at its very early development stage, but is an example, and is complementary to our distribution network activities as it enables us to extend the commercial potential of our capillary microfluidic genotyping DNA HDA-GT12 system and advanced reagent and liquid handling technologies into new industries and new applications with experienced commercial partners.
Our Genotyping capillary microfluidic products have only recently begun to be used commercially. The commercial success of our systems will depend upon capital spending by our potential customers, and market acceptance of the merits of our systems by pharmaceutical and industrial biotechnology companies, academic research centers and other companies.

     For additional information, please visit eGene's website at www.egeneinc.com.

Full Year 2004 Overview.
------------------------

     During 2004, we achieved several significant financial milestones. As reflected more extensively in our Audited Consolidated Statements of Operations contained in our Consolidated Financials Statements in Part II,
Item 7, of this Annual Report, our sales increased $770,224, from sales of $87,886 for 2003. This increase in our sales reflects our initial product sales ramp up that resulted from our acquisition of the private BioCal technology company in July of 2004. We believe that the increases in sales boost our confidence to achieve more appreciable growth in the future. We expect our higher future sales to result in reduced operating losses and improved operating cash flows.

     Our continuing goal is to attain sustainable revenue growth through increased sales of our products to a more diversified and global customer base and by increasing the percentage of our total sales that arises from recurring sales sources such as consumable or aftermarket products.

     In addition to our goal of attaining more sustainable sales growth, we are continuing to focus on improving our gross margins and controlling product costs by seeking out the benefits of cost effective global low cost sourcing in order to achieve operating cash flow break-even at lower overall sales.

       Our current operations resulted from a merger of BioCal Technology, Inc., a private California biotechnology operating company ("BioCal"), with and into our wholly-owned subsidiary in July of 2004. The two companies adjusted outstanding shares, options and warrants on a 1:3 basis. Intellectual properties, technologies and personnel resources were then combined to create a leading-edge biotechnology company with ready products believed to have immediate commercial relevance. In conjunction with this merger, we raised $1.6 million in private funding. We had no prior material business operations at the time that we acquired BioCal.

     We believe that assuming the cash inflow from our current private placement of equity securities (cash in flows are seriously behind schedule at this time) is achieved in the first quarter 2005, that we are on target to realize our objective of reaching positive cash flows from operating activities by the first quarter of 2006.

     During 2004, we enhanced our product position with introductions of new product applications and two new Gel Cartridges (4 and 8 channels) with integrated gel-chemistries designed to handle different samples capacities with high detection sensitivity and reproducibility to enhance user productivity.

     Over the next several quarters, we intend to introduce new high value application targets. While we are unable to project future sales from these new introductions, we believe that the expanded ability to perform new and high confidence analyses will greatly enhance our positioning by allowing scientists to conduct industrial microbiological analyses that were previously not well or not at all accomplished with the traditional testing technology platforms.

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

Critical Accounting Policies.
-----------------------------

     The critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements presented in this Annual Report are described more extensively in Item 7 "Financial Statements and Supplementary Data." There have been no material changes to the critical accounting policies.

Results of Operations.
----------------------

     Net Sales.
     ----------

     Net sales increased $770,224 for 2004 to $858,110 compared to $87,886 for 2003. This increase in our sales reflects the initial product sales ramp up that resulted from our new product introductions following our acquisition of the BioCal in July of 2004. We believe that the increases in sales boost our confidence to achieve more appreciable growth in the future. We expect our higher future sales to result in reduced operating losses and improved operating cash flows.

     Cost of Sales.
     --------------

     In addition to our goal of attaining more sustainable revenue growth, we are continuing to focus on improving our gross margins and controlling product costs by seeking out the benefits of cost effective global low costs sourcing opportunities in order to achieve operating cash flow break-even at lower overall revenues.

     Expenses.
     ---------

     Total expenses for the year ended December 31, 2004, were $1,614,240 and $389,338 higher as compared to the year ended December 31, 2003.

     The major expenses levels and increases were for payroll and research and development materials. The level of ongoing research and development expense is highly dependent upon the number and significance of ongoing projects at any particular time. We currently expect research and development expenses to continue to increase in future periods as we develop new product solutions and enhancements. We expect research and development spending to increase, but only expanding in subsequent years based upon customer demand, market conditions and our commercial growth. Management expects to devote additional expenses resources to continue our research and development efforts to expand support and product development activities and for other general corporate activities.

     Selling, general and administrative expenses are expected to increase primarily due to planned increased sales calling for increases in employment costs related to our building of marketing, sales and service functions, and general increases in other marketing and general and administrative expenses as a result of expected increased commercial activities. We expect selling, product support, service, marketing and product promotion expenses to grow over the next several years to support the more global commercialization of our products. Certain general and administrative expenses in the legal and insurance categories increased primarily due to merger related activities. We anticipate that general and administrative expenses will continue to increase but at a lower percentage rate of sales.

     The net loss for the year ended December 31, 2004, was $1,206,290, compared to the previous year loss of $1,157,014.

     Interest Income (Expense).
     --------------------------

     Interest income (expense) in both 2004 and 2003 are lower primarily due to lower cash, cash equivalents and marketable securities balances, on average, due to cash used in operating and investing activities and, to a lesser extent, the declining interest rate yields occurring each year.

Liquidity and Capital Resources.
--------------------------------

     Our cash and cash equivalents were $396,780 at December 31, 2004, compared to $275,000 as of December 31, 2003.

     We have financed our operations from inception primarily through equity sales, and initial product sales and services. The inclusion of BioCal's results of operations after July 14, 2004, had a significant impact on the business and the comparability of cash flows on a period-over-period basis.

Cash Flows

                                                Year Ended December 31, 2004
                                                                   Increase/
Cash provided by (used in)                  2004        2003      (decrease)

Operating activities                      (1,597,992)   (787,815)    810,177
Investing activities                        (140,619)   (301,696)   (161,077)
Financing activities                       1,860,199   1,134,283     725,916

Operating Activities.
---------------------

     During the year ended December 31, 2004, we used $1,597,992 of cash for operating activities as compared to $787,815 used in the same period of 2003. Current assets - receivables, inventory and other current assets nominally offset by increases in current liabilities - used cash of approximately $488,000, and operations used $1,597,992 during the year ended December 31, 2004. The increased use of cash for accounts receivable was due to increases of our product sales base. The increase in use of cash for inventories during the year ended December 31, 2004, was primarily connected to an increase in inventory levels related to expected increases in future product sales. In 2003, including our merger with of BioCal, we had low inventories as product sales were not significant.

Investing Activities.
---------------------

     Investing Activities during the year ended December 31, 2004, used
$140,619.

Financing Activities.
---------------------

     During the year ended December 31, 2004, we generated $1,860,199 in cash from financing activities, reflecting the sale of our common stock in various private placements and stock option exercises.

     We believe that our current cash balances, with our expected and assumed funding from our current private placement of "restricted securities" to "accredited investors" only, together with the revenue to be derived from our early commercial sales of our genotyping products, will be sufficient to fund our operations at least through a good part of the year 2005.

     Our current private placement funding engagement, however, is seriously behind the expected cash inflows and could result in drastic additional cash measures which in turn might significantly delay commercialization ramp up or even temporary suspension of key operations' functions. Management has been vigorously introducing our potential to other investment groups and is getting positive feedback.

     An inability to obtain additional financing may force delays in research and product development, manufacturing and selling activities and, ultimately, cause us to cease operations.

     Our future capital requirements will depend on many additional factors, including, among others:

     * continued market acceptance of our genotyping products;

     * continued scientific progress in product development programs;

     * the magnitude and scope of our research and product development programs;

     *our ability to maintain and establish additional, partnerships and licensing arrangements;

     * the time and costs involved in expanding and maintaining its manufacturing and product development operations;

     * the costs involved in potential preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

     * the potential need to develop, acquire or license new technologies and products; and

     *other factors not within our control.

     If cash inflows from our current private placement does occur to finance commercial product ramp up, as assumed in the first quarter, we expect to attain positive cash flows from operations by the first quarter of 2006. Our actual cash needs could vary considerably, however, depending on opportunities and commercial uncertainties that may arise over the course of the remaining period of 2005.

     During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain credit arrangements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

     Additional financing may not be available on terms acceptable to us or at all. The inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.

     We have incurred operating losses since our inception and expects to incur losses for the foreseeable future. We will continue to make investments in research and development and infrastructure building over the next several years.

Commitments.
------------

     We lease space at 17841 Fitch, Irvine, California. As of December 31, 2004, we had commitments under facility leases obligations as follows:

                                                       Operating
                                                        Leases
                                                      Liabilities
12-month period ending December 31:

2005                                                   $  74,696
2006                                                   $  76,936
2007                                                   $  79,245
2008                                                   $  81,622
Thereafter                                             $  55,492

Total minimum lease and principal payments             $ 367,991

     As of December 31, 2004, we did not have any non-cancelable material purchase commitments with any of our suppliers.

     Our capital requirements depend on numerous factors including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote additional capital resources to continue our research and development efforts, to expand support and product development activities and for other general corporate activities. Selling, General and Administrative expenses are expected to increase primarily due to planned increases in employment costs related to our first putting in place marketing, sales and service functions and general increases in other marketing and general and administrative expenses as a result of these commercial activities. We expect selling, marketing and product promotion expenses to increase over the next several years to support the more global commercialization of our products. We anticipate that general and administrative expenses will increase but at a lesser percentage rate of sales.

Impact of Inflation.
--------------------

     The effect of inflation and changing prices on our operations was not significant during the periods presented.

Recent Accounting Pronouncements.
---------------------------------

     In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity Status." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In

     December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R superseded FIN 46 and defers the effective date for small business filers until the first reporting period that ends after December 15, 2004 (fourth quarter of 2004). The adoption of FIN 46R is not anticipated to have a material impact on the Company's financial position or results of operation.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock
Based Compensation   Transition and Disclosure an Amendment of SFAS 123"
("SFAS 148"). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS 123, "Accounting for Stock Based Compensation." Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operation.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued including product warranties. The recognition provisions of FIN 45 is effective for any guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

     The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on our financial statements. We are currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003, but do not expect a material impact.

Going Concern Qualification of our Auditors.
--------------------------------------------

     Our accompanying financial statements have been prepared assuming we will continue as a going concern. As discussed in Note 2 to the financial statements, we have accumulated losses and are still developing our planned principal operations. These factors raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risk Factors Affecting Operating Results.
-----------------------------------------

     In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our capillary electrophoresis products may not achieve wide market acceptance, we may not be successful in developing new and enhanced liquid handling products. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below.

     The following risk factors should be considered, among others, in evaluating our business, products and prospects. This list is not inclusive.

Our Genotyping Products May Not Achieve Market Acceptance, Which Could Cause Revenue to Grow Slowly or Decline.
----------------------------------

     Our genotyping products, which we developed, are still in relatively early stages of their technology life cycle and have only recently begun to be used commercially. If these systems do not gain further market acceptance, eGene will be unable to generate significant sales of these products and our revenue may grow more slowly than expected or decline. The commercial success of our genotyping products will depend upon capital spending by our potential customers, and market acceptance of the merits of our genotyping capillary electrophoresis systems by biotechnology companies, academic research centers and other companies that rely upon genotyping analyses. Market acceptance will depend on many factors, including :

     * ability to demonstrate the advantages and potential economic value of our genotyping systems over alternative well-established technologies;

     * capital spending by our customers and potential customers, which has been sluggish as a result of current economic conditions and other industry-specific factors; and

     * ability to market our genotyping systems.

     Because the genotyping capillary electrophoresis systems have been in operation for only a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the early customers do not endorse our genotyping systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use or are otherwise deficient, market acceptance would suffer and further sales may be limited. We cannot assure you that these customers' efforts to put our high throughput systems into use will continue or will be expeditious or effective. Potential customers for these systems may also wait for indications from eGene's early genotyping system customers that our system works effectively and generate substantial benefits. Further, non-acceptance by the market of our initial systems could undermine not only those systems but subsequent systems as well.

     The genotyping productivity tools equipment market is competitive and is characterized by technological change and frequent new product introductions. The commercial success of our genotyping systems depends upon continued and expanding market acceptance of our systems and products by biotechnology companies and genomics research organizations, and upon availability to address quickly any performance problems that our customers encounter. We anticipate that our competitors will introduce new, enhanced products in this market. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current products and technologies that address the evolving needs of our customers and that are technologically superior to new products that may be offered by competitors. We may experience difficulties or delays in the development efforts for new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect us or our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

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

     eGene's Business May Be Adversely Affected by Downturns in the Economy.
     -----------------------------------------------------------------------

     We are subject to the capital spending patterns of this industry, which over the past several years have been unfavorably impacted by general economic conditions and increased competition. If our customers and potential customers do not increase their capital spending budgets, eGene could face weak demand for our products.

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

     Our operating results may fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in its stock price.

     eGene Has Limited Manufacturing Experience.
     -------------------------------------------

     We have limited experience in manufacturing of its products and may encounter manufacturing problems or delays, which could result in lost revenue.

     eGene Depends on its Key Personnel, the Loss of Whom Would Impair its Ability to Compete.
-------------------

     We are highly dependent on the principal members of its management (CEO Dr. Udo Henseler, Dr. Ming Liu and Varouj Amirkhanian - world-class scientists). The loss of services of any of these persons could seriously harm product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

     eGene's Intellectual Property Rights May Not Protect it and its Products.
     -------------------------------------------------------------------------

     Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could also cause us to pay substantial damages and prohibit us from selling our products. Third parties may assert infringement or other intellectual property claims against us. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are not aware of any third-party patents claims against us.

     We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market. We rely on patents to protect our intellectual property and our competitive position, especially in our capillary electrophoresis microfluidics business. The rights eGene relies upon to protect our intellectual property underlying company products may not be adequate, which could enable third parties to use this technology and would reduce our ability to compete in the market.

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

     eGene May Need Additional Capital.
     ----------------------------------

     Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue. We anticipate that our existing capital resources and in progress private placement will enable us to maintain currently planned operations at least through the early year 2005. However, we premises this expectation on our current successful private placement which is lagging significantly in terms of cash in-flow, operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would harm our business. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

     We currently have no credit facility or committed sources of capital.
To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms

Risks Related to Owning Our Common Stock
----------------------------------------

     Our shares of common stock are traded on the OTC Bulletin Board under the symbol "EGEI"; however, there is not and has not been any "established trading market" for these securities. Our stock price has very little history, and you could lose a substantial portion of your investment.

     Our stock has been trading on the OTCBB only since October 2004.
We initially offered our common stock to the public at $1.00 per share in a private placement to "accredited investors" only. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

     Given the newness of our stock, we are at risk of having securities class action lawsuits filed against us and our officers and directors. Such securities litigation could result in potential liability, cause us to incur litigation costs and divert management's attention and resources, any of which could harm our business. In addition, announcements of lawsuits of this or some other nature, and announcements of events occurring during the course of the lawsuits, could cause our stock

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds.

Item 7.  Financial Statements and Supplementary Data
                            eGene Inc.
                  [A Development Stage Company]

     Report of Independent Registered Public Accounting Firm
                     and Financial Statements

                        December 31, 2004
                            eGene Inc.
                  [A Development Stage Company]

                        TABLE OF CONTENTS


                                                                  Page

Report of Independent Registered Public Accounting Firm             1

Consolidated Balance Sheet - December 31, 2004                      2

Consolidated Statements of Operations for the Years Ended
December 31, 2004, 2003 and for the Period from Inception
(3/1/99) through December 31, 2004                                  3

Consolidated Statement of Stockholders' Equity for the Period
from Inception (3/1/99) through December 31, 2004                   4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003, and for the Period from Inception
(3/1/99) through December 31, 2004                                  5

Notes to Consolidated Financial Statements                       6-16

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
eGene, Inc.

We have audited the accompanying consolidated balance sheet of eGene, Inc. [a development stage company] as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003, and for the period from inception [March 1, 1999] through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eGene, Inc. as of December 31, 2004, and the results of operations and cash flows for the years ended December 31, 2004 and 2003, and for the period from inception [March 1, 1999] through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses and is still developing its planned principal operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mantyla McReynolds
Salt Lake City, Utah
March 1, 2005
                            eGene Inc.
                  [A Development Stage Company]
                    Consolidated Balance Sheet
                        December 31, 2004

                              ASSETS

Current Assets
   Cash                                                 $     396,780
   Accounts Receivable                                        201,764
   Prepaids                                                    17,284
   Inventory - Notes 1 and 12                                 291,609
                                                        -------------
Total Current Assets                                          907,437
Fixed Assets
   Computer Equipment                                          39,239
   Equipment and Machinery                                     42,858
   Furniture and Fixtures                                      18,413
   Injection Molds                                            227,983
   Less Accumulated Depreciation                              (72,177)
                                                        -------------
Total Fixed Assets                                            256,316
Other Assets
   Deferred Patent Costs, Net of Amortization - Note 1        270,920
   Other Deferred Costs, Net of Amortization - Note 1           1,718
   Deposits                                                    24,848
                                                        -------------
Total Other Assets                                            297,486
                                                        -------------
TOTAL ASSETS                                            $   1,461,239
                                                        =============

                LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
   Current Liabilities
      Accounts Payable                                  $     239,300
      Warranty Accrual - Note 1                                43,645
      Accrued Payroll                                         104,296
      Accrued Vacation Payable                                 25,689
                                                        -------------
   Total Current Liabilities                                  412,930
Stockholders' Equity - Notes 1, 5 and 6
   Preferred Stock - 10,000,000 shares authorized;
      having a par value of $.001; -0- shares issued
      and outstanding                                               -
   Common Stock - 50,000,000 shares authorized;
      having a par value of $.001; 14,698,233 shares
      issued and outstanding                                   14,698
   Paid in Capital                                          4,701,799
   Deficit Accumulated During Development Stage            (3,668,188)
                                                        -------------
Total Stockholders' Equity                                  1,048,309
                                                        -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $   1,461,239
                                                        =============

   See accompanying notes to consolidated financial statements
                            eGene Inc.
                  [A Development Stage Company]
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and for the Period from Inception (3/1/99) through December 31, 2004

                                                                      From
                                                                   Inception
                                                                    3/1/1999
                                                                    through
                                        12/31/2004     12/31/2003  12/31/2004
Revenues
  Sales                                 $  855,835     $   41,174  $  897,009
  Services                                   2,275         46,712     122,642
                                        ----------     ----------  ----------
Total Revenues                             858,110         87,886   1,019,651
                                        ----------     ----------  ----------
Cost of Goods Sold                         455,906         31,096     525,241
                                        ----------     ----------  ----------
Gross Profit                               402,204         56,790     494,410
                                        ----------     ----------  ----------
Expenses
   Accounting & Audit                       16,656         10,650      34,006
   Amortization & Depreciation              23,810         21,376      78,816
   Dues and Subscriptions                    6,365          8,458      17,921
   General Office Expenses                  20,737         10,482      77,356
   Insurance                                65,101         19,272      95,266
   Legal Expenses                           83,998         10,612      10,612
   Marketing Sales Expenses                 85,573        119,360     201,541
   Office Supplies & Equipment              21,026          8,855      13,846
   Postage and Delivery                      8,865          3,718       8,271
   Professional Fees                       129,942          4,800     249,146
   Rent - Building                          51,932         18,000     105,918
   R & D Operating Materials & Supplies    395,568        403,131   1,075,263
   Salaries, Wages & Taxes                 642,310        570,595   2,150,696
   Telephone & Utilities                    18,712         15,593      59,299
   Warranty Expense                         43,645                     43,645
                                        ----------     ----------  ----------
Total Expenses                           1,614,240      1,224,902   4,221,602
                                        ----------     ----------  ----------
Net Loss from Operations                (1,212,036)    (1,168,112) (3,727,192)

   Interest and Other Income                 5,746         11,098      59,004
                                        ----------     ----------  ----------
Net Loss Before Income Taxes            (1,206,290)    (1,157,014) (3,668,188)

Current Year Provision for Income Taxes          -              -           -
                                        ----------     ----------  ----------
Net Loss                               $(1,206,290)   $(1,157,014)$(3,668,188)
                                        ==========     ==========  ==========

                                        ----------     ----------  ----------
Basic and Diluted Loss Per Share        $    (0.10)   $     (0.16)$     (0.62)
                                        ==========     ==========  ==========

                                        ----------     ----------  ----------
Weighted-Average Shares Outstanding     11,748,468      7,297,113   5,945,865
                                        ==========     ==========  ==========

   See accompanying notes to consolidated financial statements
                            eGene Inc.
                  [A Development Stage Company]
Consolidated Statement of Stockholders' Equity for the Period from Inception
                (3/1/99) through December 31, 2004

                                      Preferred Stock          Common Stock
                                      Shares      Par     Shares          Par
                                      Issued   Amount     Issued       Amount

Balance, March 1, 1999                       - $     -             - $      -
3/7/99-Issued post-split shares for
cash, at $.15 per share                                      666,667      667
3/7/99-Issued post-split shares for
services, at $.00 per share                                  700,000      700
11/28/99-Issued post-split shares for
services, at $.00 per share                                   73,333       73
Net loss for the period ended December
31, 1999
                                      -------- -------   ----------- --------
Balance, December 31, 1999                   - $     -     1,440,000 $  1,440
                                      ======== =======   =========== ========
3/1/00-Issued post-split shares for
services, at $.00 per share                                1,143,333    1,143
3/1/00-Issued post-split shares for
cash, at $.027 per share                                     200,000      200
3/15/00-Issued post-split shares for
cash, at $.15 per share                                      219,451      219
3/15/00-Issued post-split shares for
cash, at $.17 per share                                      459,720      460
3/22/00-Issued post-split shares for
cash at $.23 per share                                        53,333       53
3/29/00-Issued post-split shares for
cash at $.38 per share                                       278,668      279
8/21/00-Issued post-split shares for
cash, at $.52 per share                                      701,657      702
Net loss for the period ended December
31, 2000
                                      -------- -------   ----------- --------
Balance, December 31, 2000                   - $     -     4,496,162 $  4,496
                                      ======== =======   =========== ========
5/8/01-Issued post-split shares for
cash, at $.50 per share                                      425,121      425
Net loss for the period ended December
31, 2001
                                      -------- -------   ----------- --------
Balance, December 31, 2001                   - $     -     4,921,283 $  4,921
                                      ======== =======   =========== ========
6/11/02-Stock options exercised, at
$.36 per share                                               340,833      341
6/21/02-Issued post-split shares for
cash, at $.60 per share                                    1,063,333    1,063
Net loss for the period ended December
31, 2002
                                      -------- -------   ----------- --------
Balance, December 31, 2002                   - $     -     6,325,449 $  6,325
                                      ======== =======   =========== ========
8/4/03-Issued post-split shares for
cash, at $.68 per share                                    1,379,394    1,379
10/3/03-Issued post-split shares for
cash, at $.06 per share                                    1,110,597    1,111
10/31/03-Issued post-split shares for
cash, at $.90 per share                                      148,161      148
Net loss for the period ended December
31, 2003
                                      -------- -------   ----------- --------
Balance, December 31, 2003                   - $     -     8,963,601 $  8,963
                                      ======== =======   =========== ========
3/1/04-Issued post-split shares for
cash, at $.90 per share                                      335,173      335
5/10/04-Stock options exercised, at
$.05 per share                                             1,641,942    1,642
7/14/04-Issued post-split shares for
cash, at $.86 per share                                    1,600,750    1,601
7/14/04-Issued post-split shares for
fair value of services, at $1 per share                       56,750       57
7/28/04-Dissenter shares purchased, at
$.06 per share                                              (803,733)    (804)
8/13/04-Warrants exercised, at $.05 per
share                                                      2,903,750    2,904
Net loss for the period ended December
31, 2004
                                      -------- -------   ----------- --------
Balance, December 31, 2004                   - $     -    14,698,233 $ 14,698
                                      ======== =======   =========== ========
[CONTINUED]
                            eGene Inc.
                  [A Development Stage Company]
Consolidated Statement of Stockholders' Equity for the Period from Inception
                (3/1/99) through December 31, 2004

                                            Additional              Total
                                              Paid in   Retained Stockholders'

                                              Capital   Earnings      Equity
Balance, March 1, 1999                        $      -  $       - $         -
3/7/99-Issued post-split shares for
cash, at $.15 per share                         99,333                100,000
3/7/99-Issued post-split shares for
services, at $.00 per share                       (700)                     -
11/28/99-Issued post-split shares for
services, at $.00 per share                        (73)                     -
Net loss for the period ended December
31, 1999                                                   (4,699)     (4,699)
                                              --------  --------- -----------
Balance, December 31, 1999                    $ 98,560  $  (4,699)$    95,301
                                              ========  ========= ===========
3/1/00-Issued post-split shares for
services, at $.00 per share                     (1,143)                     -
3/1/00-Issued post-split shares for
cash, at $.027 per share                         5,195                  5,395
3/15/00-Issued post-split shares for
cash, at $.15 per share                         32,531                 32,750
3/15/00-Issued post-split shares for
cash, at $.17 per share                         77,290                 77,750
3/22/00-Issued post-split shares for
cash at $.23 per share                          11,947                 12,000
3/29/00-Issued post-split shares for
cash at $.38 per share                         104,221                104,500
8/21/00-Issued post-split shares for
cash, at $.52 per share                        360,920                361,622
Net loss for the period ended December
31, 2000                                                 (111,362)   (111,362)
                                              --------  --------- -----------
Balance, December 31, 2000                    $689,521  $(116,061)$   577,956
                                              ========  ========= ===========
5/8/01-Issued post-split shares for
cash, at $.50 per share                        210,010                210,435
Net loss for the period ended December
31, 2001                                                 (437,016)   (437,016)
                                              --------  --------- -----------
Balance, December 31, 2001                    $899,531  $(553,077)$   351,375
                                              ========  ========= ===========
6/11/02-Stock options exercised, at
$.36 per share                                 122,472                122,813
6/21/02-Issued post-split shares for
cash, at $.60 per share                        636,937                638,000
Net loss for the period ended December
31, 2002                                                 (751,807)   (751,807)
                                              --------  --------- -----------
Balance, December 31, 2002                  $1,658,940$(1,304,884)$   360,381
                                              ========  ========= ===========
8/4/03-Issued post-split shares for
cash, at $.68 per share                        932,924                934,303
10/3/03-Issued post-split shares for
cash, at $.06 per share                         65,525                 66,636
10/31/03-Issued post-split shares for
cash, at $.90 per share                        133,196                133,344
Net loss for the period ended December
31, 2003                                                (1,157,014)(1,157,014)
                                              --------  --------- -----------
Balance, December 31, 2003                  $2,790,585$(2,461,898)$   337,650
                                              ========  ========= ===========
3/1/04-Issued post-split shares for
cash, at $.90 per share                        301,301                301,636
5/10/04-Stock options exercised, at
$.05 per share                                  80,455                 82,097
7/14/04-Issued post-split shares for
cash, at $.86 per share                      1,377,901              1,379,502
7/14/04-Issued post-split shares for
fair value of services, at $1 per share         56,693                 56,750
7/28/04-Dissenter shares purchased, at
$.06 per share                                 (47,420)               (48,224)
8/13/04-Warrants exercised, at $.05 per
share                                          142,284                145,188
Net loss for the period ended December
31, 2004                                               (1,206,290) (1,206,290)
                                              --------  --------- -----------
Balance, December 31, 2004                  $4,701,799$(3,668,188)$ 1,048,309
                                              ========  ========= ===========
   See accompanying notes to consolidated financial statements
                            eGene Inc.
                  [A Development Stage Company]
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004,
  2003, and for the Period from Inception (3/1/99) through December 31, 2004

                                                                      From
                                                                   Inception
                                                                    3/1/1999
                                                                    through
                                        12/31/2004     12/31/2003  12/31/2004
Cash Flows From Operating Activities
  Net Loss                             $(1,206,290)   $(1,157,014)$(3,668,188)
  Adjustments to reconcile net loss
  to net cash provided by operations:
    Amortization                             2,484          1,390       6,640
    Depreciation                            21,326         19,985      72,177
    Stock issued for services               56,750              -      56,750
    (Increase) decrease in current assets (488,227)       (12,521)   (510,657)
    Increase (decrease) in current
    liabilities                             15,965        360,345     412,930
                                       -----------   ------------ -----------
Net cash provided (used) by operating
activities                              (1,597,992)      (787,815) (3,630,348)
                                       -----------   ------------ -----------
Cash Flows from Investing Activities
   Purchases of Fixed Assets               (54,374)      (200,373)   (328,493)
   Purchases of Other Assets               (86,245)      (101,323)   (304,126)
                                       -----------   ------------ -----------
Net cash provided (used) by Investing
activities                                (140,619)      (301,696)   (632,619)
                                       -----------   ------------ -----------

Cash Flows from Financing
   Capital Stock Issued                  1,860,199      1,134,283   4,659,747
                                       -----------   ------------ -----------
Net Increase (Decrease) in cash            121,588         44,772     396,780

Cash at beginning of period                275,192        230,420           0
                                       -----------   ------------ -----------
Cash at end of period                  $   396,780   $    275,192 $   396,780
                                       ===========   ============ ===========

Supplemental Information
   Cash paid for interest              $         -   $          - $         -
   Cash paid for income taxes          $         -   $          - $         -

   See accompanying notes to consolidated financial statements
                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Effective July 14, 2004, eGene, Inc., (a development stage company) formerly known as Centroid Consolidated Mines Co., (Centroid) completed a merger with BioCal Technology, Inc., (BioCal) a California corporation in the business of developing, manufacturing, and marketing analytical systems and reagents for the global genotyping market. The Company is still commencing its planned principle operations, establishing supply and distribution chains, and seeking additional capital funding.

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following is a summary of the more significant of such policies.

Principles of Consolidation

eGene's financial statements include the accounts of its wholly owned subsidiary BioCal Technology, Inc, All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004


Revenue Recognition

General Policy

eGene recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is recognized on product sales when goods are shipped under eGene's standard terms of "FOB origin". Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance provided all other revenue recognition criteria are met. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. No sales made by eGene include return rights or privileges. Based upon eGene's prior experience, sales returns are not significant, and therefore, eGene has made no provision for sales returns or other allowances. Provision is made at the time of sale for estimated costs related to eGene's warranty obligations to customers.

Product Revenue

Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Customer product purchases are delivered under standardized terms of "FOB origin" with the customer assuming the risks and rewards of product ownership at the time of shipping from eGene's warehouse with no return rights or privileges.

Service

Optional service offerings are not included in the price eGene charges customers for the initial product purchase. Under eGene's standard warranty, the customer is entitled to repair or replacement of defective goods. No upgrades are included in the standard warranty.

Software

eGene has developed software that is marketed with its solutions as a component to operate and run its instruments and systems. eGene does not sell or otherwise market the software. eGene's customers purchase the instruments and systems in order to conduct research, and the software is incidental to the overall cost of the instrument's development and marketing effort. eGene does not provide post-sale software support, except for functional defects in the software as contemplated in eGene's warranty on its instruments.

Warranty Expense

At the time product revenue is recognized, eGene establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. eGene offers a one-year limited warranty on instrumentation products, which is included in the sales price of many of its products. eGene's standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products as required, and telephone based technical support. No upgrades are included in the standard warranty. In accordance with SFAS No. 5, "Accounting for Contingencies," provision is made for estimated future warranty costs at the time of sale. Factors that affect eGene's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The warranty accrual increased from zero to $43,645 from 2003 to 2004.

                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004

Property, Plant and Equipment

The Company states property, plant and equipment ("PP&E") at costs, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis. See Note 9.

Amortization

The Company amortizes deferred patent legal fees over the life of the patents, which is generally seventeen years. Accumulated amortization is $6,640 and $4,156 as of December 31, 2004 and 2003, respectively. Total additions of deferred patent legal fees for the year ended December 31, 2004 were $62,175.

Depreciation

Property and equipment are carried at cost for financial statement purposes. On the accompanying financial statements, depreciation is recorded on equipment over the useful lives using accelerated methods and straight line methods. See Note 9.

Income Taxes

eGene has incurred net operating losses during the development stage. Such losses may be carried forward to offset future taxable income. No deferred tax benefit has been recorded.

Net Loss Per Share

Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period, which reflects the reverse stock split effect as described under Organization. Diluted net income (loss) per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations where they have an anti-dilutive effect due to eGene's net loss. Potentially dilutive common stock equivalents excluded from the calculation of diluted net loss are approximately 1,622,642 and 2,303,888 shares for the years ended December 31, 2004 and 2003, respectively.

Stock-Based Compensation

eGene accounts for its stock options and equity awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense is recognized in eGene's financial statements for stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on date of grant. eGene accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with selling Goods or Services".

                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004


The following table illustrates the effect on net loss and net loss per share if eGene had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition
and Disclosure   and amendment of FASB Statement No. 123."  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line allocation method. eGene's pro forma information is as follows:

                                           2004                2003
Net loss, as reported                $(1,206,290)       $(1,157,014)
Compensation cost under fair value-
based accounting method, net of tax       18,178             11,962
                                     -----------        -----------
Net loss, pro forma                   (1,224,468)        (1,168,976)

Net loss per common share
  Basic and Diluted
         As reported                 $    (0.10)        $     (0.16)
         Pro forma                        (0.10)              (0.16)

Weighted average shares              11,748,468            7,297,113

The fair value under FAS 123 for options and equity awards granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumption:

               Expected life (years)                0-10
               Interest rate                          3%
               Volatility                             0%
               Dividend Yield                         0%

The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Cash Equivalents

Per the provisions of the Financial Accounting Standards Board ( FASB) Statement No. 95, Statement of Cash Flows, cash equivalents consist primarily of certificates of deposits and other securities with original maturities of 90 days or less. Certificates of deposits and other securities with original maturities over 90 days are classified as short-term investments
                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004


Accounts Receivable

Accounts receivable are stated at amounts owed to eGene from customers. Accounts which are determined to be uncollectible are immediately written off. Based on historical experience with its customers, the Company does not consider an allowance for bad debts to be necessary.

Inventories

Inventories for use in the manufacture of eGene's instruments include electronic components, devices, and accessories either produced or purchased from original equipment manufacturers. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market, reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material, and include appropriate elements of material, labor, and indirect costs.

eGene reserves or writes off 100% of the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. eGene defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management's best estimate of future demand at the time, based upon information then available to eGene.

Research and Development Expenses

eGene's expenses research and development (R&D) costs in accordance with FASB Statement No. 2, Accounting for Research and Development Costs. eGene has incurred substantial R&D costs for consulting, payroll, and materials.

Stockholders' Equity

eGene has 50,000,000 authorized common shares and 10,000,000 authorized preferred shares, with the preferred stock having such rights and preferences as the Board of Directors shall determine. A total of 14,698,233 common shares have been issued through December 31, 2004, at various stated values, totaling $4,716,497. Included in the issued shares are 3,263,100 subsidiary shares which were not yet submitted and replaced by the Company's stock as of December 31, 2004. There have been no issuances of preferred shares.

Employment Agreements

Each employee has signed an employment agreement, acknowledging "at-will" employment, and requiring confidential information and invention assignment with the Company.

                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004


Recently Issued Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on July 1, 2005, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing, to clarify that for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS no. 151 on its consolidated financial statements.

2.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and its operations from inception (3/1/99) through December 31, 2004 have been unprofitable. The Company is still commencing its planned principal operations, arranging for supply and distribution functions, and seeking increased capital funding. These factors raise substantial doubt about its ability to continue as a going concern. If the Company is unsuccessful in their efforts and cannot attain sufficient profitable operations or if it cannot obtain additional sources of funding or investment, it may substantially curtail or terminate its operations.

3. SIGNIFICANT CONCENTRATIONS

For the twelve months ended December 31, 2004, one customer represented approximately 70% of total revenues. This customer is also a shareholder in the Company. See Note 8. If this customer decreased or terminated its purchases from the Company, the impact may have adverse effects on the Company's operations and financial condition.


One customer represented 48% of eGene's outstanding accounts receivable balance as of December 31, 2004. This customer is also a shareholder in the Company. See Note 8. If this customer became unable to remit payments, the Company may experience adverse effects to its financial condition.

                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004


eGene maintained checking and savings deposits at one bank institution as of December 31, 2004, for a total of $ 396,780, which exceeded the Federal Depository Insurance Corporation insured limit of $100,000 per financial institution by $ 296,780, eGene's management does not believe that this involves any significant risk.

eGene grants credit to customers based on their financial conditions, generally without requiring collateral.

4. COMMITMENTS

Operating Leases Liabilities

eGene leases space at 17841 Fitch, Irvine, California. The following are contractual commitments as of December 31, 2004, associated with lease obligations:

                  Year Ending December 31:         Amount

                            2005                $ 74,696
                            2006                  76,936
                            2007                  79,245
                            2008                  81,622
                        Thereafter                55,492
                                                --------
                           Total                $367,991

Inventory Purchases

As of December 31, 2004, eGene did not have any material non-cancelable purchase commitments with any of its suppliers.

5. ACQUISITION OF BIOCAL TECHNOLOGY INC.

Effective July 14, 2004, the Company, formerly known as Centroid Consolidated Mines Co., (Centroid) completed a merger with BioCal Technology, Inc., (BioCal) a California corporation in the business of developing, manufacturing, and marketing analytical systems and reagents for the global genotyping market.

The merger caused BioCal to become a wholly-owned subsidiary of Centroid, a dormant, publicly held Nevada corporation. The terms of the merger provide that Centroid exchange one of its shares of common stock for every three outstanding shares of common stock of BioCal, amounting to 10,136,852 in the aggregate, and one of its options to acquire shares of common stock of Centroid for every three outstanding options to acquire common stock of BioCal, with the option exercise price of the BioCal options to be adjusted times three as a result of the exchange. The combination is a "reverse merge" which essentially results in the owners of BioCal controlling the post-merger entity. They became owners of approximately 73% of the reorganized company. The transaction is accounted for as a recapitalization of BioCal wherein the net assets are brought forward at their net book value with no goodwill recognized, and the pre-merger financial statements of BioCal are now the historical financial statements of the combined company. Included in the year-end issued shares of 14,698,233, are 3,263,100 subsidiary shares which were not yet submitted and replaced with the Company's stock as of December 31, 2004.

                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004


The directors and executive officers of BioCal became the directors and officers of the reorganized entity which also has changed its name to eGene, Inc.

6.  STOCK OPTIONS AND WARRANTS

eGene adopted a Stock Option Plan in 2004 for 2,000,000 shares maximum, in order to attract and retain key employees and to provide staff with equity incentives in order to promote the financial success of eGene. Stock options plans were also adopted in 1999 and 2002, for 2,366,667 and 666,667 shares maximum, respectively. In the event the number of outstanding shares of eGene changed by a stock dividend, split, etc., such options shall be proportionately adjusted.

                                     Options               Warrants

                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
             2004              Shares         Price       Shares    Price

Granted                      1,000,696        $  0.05  2,903,750    $0.05
Exercised                    1,641,942           0.05  2,903,750     0.05
Forfeited/expires               40,000           0.05          -        -
Outstanding at December 31   1,622,642           0.05          -        -
Exercisable                    902,293           0.05          -        -

Weighted average fair value
of options/warrants granted
during year                                   $  0.05               $0.05

Weighted average fair value
of shares issued under
Employee Stock Purchase Plan                  $  0.05



                                     Options               Warrants

                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
             2003              Shares         Price       Shares    Price

Granted                      1,203,889        $  0.05          -    $   -
Exercised                            -              -          -        -
Forfeited/expires              546,665           0.05          -        -
Outstanding at December 31   2,303,888           0.05          -        -
Exercisable                  1,788,489           0.05          -        -

Weighted average fair value
of options/warrants granted
during year                                   $  0.05               $   -

Weighted average fair value
of shares issued under
Employee Stock Purchase Plan                  $  0.05
                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004

Summarized information about stock options and warrants outstanding December 31, 2004:


                       Options Outstanding            Options Exercisable
                                             Weighted                Weighted
Range of                 Weighted Average    Average                  Average
Exercise      Number   Remaining Contractual Exercise      Number    Exercise
Prices     Outstanding    Life (in years)      Price    Exercisable    Price
$   0.05   1,622,642           6.57          $  0.05      902,293    $  0.05

7.  INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is not currently estimable when and if the Company will have taxable income to take advantage of the losses.

         Deferred Taxes                           Balance   Rate       Tax
Federal loss carryforward (expires through 2024)$3,668,188   34%   $1,247,184
State loss carryforward (expires through 2014)  $3,650,803  8.4%      306,667
Valuation allowance                                                (1,553,851)
                                                                   ----------
      Deferred tax asset                                           $        -

The valuation allowance has increased $510,570 from $1,043,281 in the prior year.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                              Years ended December 31,
                                                 2004           2003
Federal statutory rate                           34.0%          34.0%
Effect of:
  State income taxes                              8.4%           8.4%
  Change in valuation allowance, Federal and
  State; and other                              -42.4%         -42.4%
                                               --------       --------
Effective tax rate                                0.0%           0.0%
                                               ========       ========

8.  RELATED PARTY TRANSACTIONS

During the current year, the Company purchased tooling products from a manufacturing company, whose ownership includes one of the Company's Directors and shareholders. The total purchases for 2004 and 2003 were $31,713 and $0, respectively. The total balance owed to this party as of December 31, 2004 and 2003 is $4,043 and $0, respectively.

During the current year, the Company paid $80,000 for financial advisory services to a shareholder. No amounts were paid during the prior year. No amounts are owed to the party as of December 31, 2004 and 2003.

                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004

During 2004 and 2003, the Company received $602,935 and $41,174, respectively, in revenues/product sales from a shareholder. The party's accounts receivable balances for 2004 and 2003 are $96,141 and $13,936, respectively.

9.  PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the fixed asset balances as of December 31, 2004. The injection mold balance represents tooling that was not yet placed into service as of the year end, as such, no depreciation was calculated on this balance.

                                        12/31/2004

               Property, Plant & Equipment
               Computer Equipment                 39,238
               Equipment & Machinery              33,048
               Other Equipment                     9,811
               Furniture & Fixtures               18,413
               Injection Molds                   227,983
                                                 ----------
          Total Property, Plant & Equipment       328,493

          Accumulated Depreciation                (72,177)
                                                 ----------
          Net Property, Plant & Equipment      $  256,316


10. OFFICER BONUSES

Certain executive officers have bonus clauses in their employment agreements. However, due to the low amount of available funds, the Board has agreed to defer, for two years, the payment of the bonuses that were earned during the period of August 2003 through August 2004, which approximate $195,000 in the aggregate. In consideration of the facts in Note 2 regarding the Company's ability to continue as a going concern, the payment of the bonuses is subject to a high degree of risk and uncertainty. If the results of operations and the amount of available funding are not favorable, these bonuses may not be paid, either in whole or in part. Due to this uncertainty and the likelihood that the bonuses may not be paid, the Company has not accrued for these bonuses.

11. SUBSEQUENT EVENTS

Subsequent to year end, 211,667 stock options were exercised at a price of $.05, consistent with the discussion at Note 6. Gross proceeds were $10,583.

The Company entered into an agreement during November 2004 with a venture capitalist, wherein the venture capitalist was engaged to raise funds on behalf of the Company. As of the date of these financial statements, no funding has been received by the Company and there are no significant effects to the financial statements.

                           eGene, Inc.
                  [A Development Stage Company]
          Notes to the Consolidated Financial Statements
                        December 31, 2004


12.  INVENTORY

Inventory balances at December 31, 2004 consisted of finished goods, raw materials and work-in-progress amounting to $36,763, $254,846 and $0, respectively. There was no inventory on hand at December 31, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8(a).     Controls and Procedures

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our CEO, CFO, Business Manager and Secretary of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO, CFO, Business Manager and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.

          None.

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Directors and Executive Officers of the Company
         -----------------------------------------------

    The following table sets forth certain information concerning our directors and executive officers:


                                   Positions with            Designation/
         Name            Age        Our Company              Resignation*
         ----            ---        -----------              ------------

Udo Henseler             65         CEO and Chairman         July 14, 2004

Ming-Sun Liu             46         Executive Vice           July 14, 2004
                                    President and
                                    Director

Jeffrey Williams         42         Chief Financial Officer  July 14, 2004

Varoujan Amirkhanian     47         Executive Vice           July 14, 2004
                                    President and
                                    Director

Shing-Ching Lu           51         Director                 July 14, 2004

          * Was a director or executive officer of BioCal Technology, Inc., a predecessor of our Company.

     Directors are elected by our stockholders to serve until the next annual meeting of our stockholders or until their successors have been elected and have been duly qualified. Officers are appointed to serve until the annual meeting of our Board of Directors following the next annual meeting of our stockholders and until their successors have been elected and have qualified.

     Family Relationships.
     ---------------------

     No family relationship exists among any of the directors or officers. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors.

     Audit Committee Financial Expert.
     ---------------------------------

     The Company does not have an audit committee or an audit committee financial expert. Thus, our Company's stock may not be listed on any national securities exchange or by any national securities association. This will limit the ability of our shareholders to sell their shares in these markets.

     Resumes of Directors and Executive Officers.
     --------------------------------------------

     The following is a summary of the business experience of each of our current directors and executive officers and key employees:

     Udo Henseler, Ph.D., is our CEO and Chairman. He joined our Company as CEO in October 2002. From April, 2002, to October, 2002, Dr. Henseler carried out work at the private firm - MSI Management Services International. This
engagement also included evaluation work of our Company.   From 1999 to June,
2002, Dr. Henseler was a director, and from June, 2001, to March, 2002, he was a Director and the Executive Vice President, CFO and Investor of ChemoKine Therapeutics Corporation, a biopharmaceutical company. From April, 2000, to June, 2001, he served on the Executive Committee and was Senior Vice President and CFO of Isotag Technology, Inc., which develops, manufactures and markets biotechnology identification products and services. From 1996 to 2000, he served on the Executive Committee and was Vice President and CFO of Qualicon Inc., a DuPont company. Qualicon is a developer and manufacturer of analytical instruments for testing of biologically derived products. Before joining Qualicon Inc, he held several positions as Director, Executive VP and CFO at Andrx Corporation, as Executive Committee Chairman, VP and CFO at Coulter Corporation, and executive positions at Genetic Systems Corp., and Beckman Instruments. Dr. Henseler earned a B.A. Degree in Germany, and Masters and Ph.D. Degrees from the Claremont Graduate University in Claremont, California.

     Ming S. Liu, Ph.D., is our Executive Vice President and a Director. Dr. Liu has served in various capacities including Founder President, Chief Application Scientist and Corporate R&D of BioCal Technology, Inc. since July, 2000. He is directly concentrating on the entire space of our applied biological, chemistry and related customer solutions. He was a Principal Scientist at Beckman Coulter, Inc., from November, 1993, to July, 2000. He obtained his M. S. Degree from Nation Taiwan University, Taiwan, in 1983; and his Ph.D. Degree from University of British Columbia, Canada, in 1991.

     Jeffery Williams, B.A., MBA, Chief Financial Officer. Over 15 years experience in Pubic Accounting and a CFO position with a highly successful public company, which was later, after a significant growth experience, divested in a very lucrative manner. Jeff honed his business credentials (including a very successful IPO experience, acquisition and divestiture of entities) in a broad range of CFO responsibilities in private and public companies.

     Varouj D. Amirkhanian, B.S., is our Executive Vice President and Director. Mr. Amirkhanian has served in various capacities, including Founder and VP/R&D of BioCal Technology, Inc. since October, 2000. He is responsible for invention, design and development of high-throughput DNA analysis instruments/detection devices. He was with Beckman Coulter Inc. as Senior R&D Systems Engineer/Scientist for nine years (1992-2000), in charge of invention, design and development of optical detection devices for CE base instruments. Mr. Amirkhanian has over 20 years of experience in product development and commercialization of biotechnology instruments and biomedical laser devices. He held various Project and Systems level engineering positions at Beckman Coulter, Pfizer and Baxter Healthcare. Mr. Amirkhanian holds a B. A. Degree in Physics and a B. S. Degree in Engineering. He has published several technical papers and holds 15 patents (eight issued and seven pending).

     Shing-Ching Lu, M.S., is one of our Directors. Mr. Lu is Chairman, Wanmeitec Electronic Co., Ltd., Taiwan. Subsequent to graduating from National Taiwan University with an M.S. degree in civil engineering, Mr. Lu started his own company and was actively involved in major projects where he contributed his extensive knowledge of environmental impact, circulating water systems and raw water supply to the betterment of Taiwan's infrastructure.
Mr. Lu was one of the founders of Wanmeitec Electronic Co., Ltd. in China.
Mr. Lu specializes in creating and implementing high-performance strategies that directly impact growth and profitability of large companies. Mr. Lu has extensive project marketing and company management experience as well as a strong background in site planning, feasibility study and civil engineering designs.

     Key Personnel.
     --------------

     Ms. Monisha Singh, B.Sc., M.S., MBA, Global Marketing Manager. Over 10 years of domestic and international sales and marketing experience in the biotechnology and pharmaceutical industry. Prior to joining eGene, Ms. Singh served at Applied Biosystems and was responsible for product management and strategic planning for the development and worldwide marketing of Applied Biosystems DNA fragment analysis product line, software and Molecular Microbiology product line including TaqMan Pathogen, and GMOs and Microbial identification products. Further, Ms. Singh was the marketing lead and liaison between R&D and manufacturing for developing new reagent products on Applied Biosystems capillary electrophoresis and gel electrophoresis instrument platform. Prior to working at Applied Biosystems, Ms. Singh held various positions in senior product management at Aventis Pasteur (South Asia), establishing and expanding pediatric vaccine market in Asia and at Roche Products Ltd. (India), establishing and expanding market for its anti-cancer product line. She has several paper publications in the field of microbiology, infectious diseases, vaccines and pharmaceutical market trends. Ms. Singh is an international business management graduate and earned a post-graduate degree in Microbiology.

     Bee Na Lee, Ph.D. (eGene Application Scientist) Dr. Lee is a molecular microbiologist and has been working in related fields including pathogenicity in academic laboratories and biotechnology industry for over ten years. Dr. Lee earned her Ph.D. degree in Microbiology in 1995 at Texas A&M University and finished her postdoctoral training in 1999 at Harvard Medical School. In the past four years, she has been a scientist in biotechnology industry; her research has been involved in identification pathogenicity factors from microorganisms. Her major contributions in science include identification a genetic pathway for early stage asexual development in Aspergillus nidulans. Discovery a novel role for the Se11 MAPKK kinase cascade in Saccharomyces cerevisiae and identification all peptide synthetases in Cochliobolus heterostrophus. Fungal Peptide synthetases USA patent 2002. Leukemia Society of America, Postdoctoral Fellowship Award 1996-2000.

     Please refer to our web-site www.egeneinc.com for information of our Scientific Advisory board memberships

Code of Conduct.
----------------

     We are in the process of developing a Code of Business Conduct and Ethics (the "Code") that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. The Code sets forth written standards that are reasonably designed to deter wrongdoing and to promote (1) honest and ethical conduct, (2) full, fair, accurate, timely and understandable disclosure in reports and documents that our Company files with the Securities and Exchange Commission and in other public communications made by our Company, (3) compliance with applicable governmental laws, rules and regulations, (4) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code and (5) accountability for adherence to the Code.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     To the knowledge of our management and during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our Company:

     (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

     (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

          (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) Engaging in any type of business practice; or

          (iii)Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

     (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10.  Executive Compensation.

       Compensation of Executive Officers.
       -----------------------------------

    The following table sets forth information concerning all cash compensation paid by the Company for services in all capacities to the Company's Principal Executive Officer during the three-year period ended December 31, 2004. The Company has no other officers whose total cash compensation exceeded $100,000 for the year. The Company has no plans that will require the Company to contribute to or to provide pension, retirement or similar benefits to directors or officers of the Company.

                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------

Udo Henseler   12/31/04 $145,000  0     0     0     0      0     0
Chairman and   12/31/03 $ 90,417  0     0     0     0      0     0
CEO            12/31/02 $      0  0     0     0     0      0     0

Ming-Sun Liu   12/31/04 $145,000  0     0     0     0      0     0
Exec. VP       12/31/03 $ 79,200  0     0     0     0      0     0
and director   12/31/02 $ 79,200  0     0     0     0      0     0

Jeffrey        12/31/04 $  9,963  0     0     0     0      0     0
Williams CFO

Varoujan       12/31/04 $125,000  0     0     0     0      0     0
Armikhanian    12/31/03 $ 81,900  0     0     0     0      0     0
Exec. VP       12/31/02 $ 81,900  0     0     0     0      0     0
and director

Shing-Ching Lu 12/31/04 $      0  0     0     0     0      0     0
Director       12/31/03 $      0  0     0     0     0      0     0
               12/31/02 $      0  0     0     0     0      0     0

Stock Option Plans.
-------------------

                                     Options               Warrants

                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
             2004              Shares         Price       Shares    Price

Granted                      1,000,696        $  0.05  2,903,750    $0.05
Exercised                    1,641,942           0.05  2,903,750     0.05
Forfeited/expires               40,000           0.05          -        -
Outstanding at December 31   1,622,642           0.05          -        -
Exercisable                    902,293           0.05          -        -

Weighted average fair value
of options/warrants granted
during year                                   $  0.05               $0.05

Weighted average fair value
of shares issued under
Employee Stock Purchase Plan                  $  0.05



                                     Options               Warrants

                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
             2003              Shares         Price       Shares    Price

Granted                      1,203,889        $  0.05          -    $   -
Exercised                            -              -          -        -
Forfeited/expires              546,665           0.05          -        -
Outstanding at December 31   2,303,888           0.05          -        -
Exercisable                  1,788,489           0.05          -        -

Weighted average fair value
of options/warrants granted
during year                                   $  0.05               $   -

Weighted average fair value
of shares issued under
Employee Stock Purchase Plan                  $  0.05

     Compensation of Directors.
     --------------------------

     There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments. With the exception of Shing Ching Lu who received stock options for service as an outside director.

     Except as noted above, there are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

     There are compensatory plans or arrangements, including payments to be received from our Company, with respect to the CEO and Executive VP named in the Summary Compensation Table set out above which would result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with our Company or its subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

     Termination or Discharge of CEO or Executive Vice Presidents. Under their respective Employment Agreements that are attached hereto and incorporated herein by reference, either party to the Employment Agreement may terminate employment at any time. (A) Employee acknowledges and understands that the Employer may terminate Employee's employment if any of the following events occur (i) the Employer is sold; (ii) the Employer becomes a subsidiary of a non-related party; (iii) the Employer experiences a 25% or more change in ownership (but not as a result of an IPO); (iv) the Employer elects to have a new CEO or Executive Vice President. If any of the foregoing events occur and the Employer elects to terminate Employee's employment, Employee will be entitled to (a) his then current salary for twelve (12) months; (b) incentive compensation, pro-rated on a calendar year basis; (c) continuation of all of his insurances at the Company's expense for twelve (12) months; (d) the immediate vesting of any unvested stock options along with the five years exercise right of all options. (B) The Employer acknowledges und understands that the Employee may resign his employment with the Employer if any one of the following events occur: (i) the Employer is sold; (ii) the Employer becomes a subsidiary of a non-related party; (iii) the Employer experiences a twenty five (25%) percent or more change in ownership (but not as a result of an IPO); (iv) the Employer commits any act of fraud, misrepresentation or bad faith against the Employee; (v) his duties, reporting relationships or responsibilities are materially reduced; (vi) the Employer elects to have a new CEO or Executive Vice President. If any of the events described in clauses (i), (ii), (iii) occur and Employee elects to resign, Employee shall be entitled to only (a) his then current salary for six (6) months; (b) any unpaid incentive compensation pro-rated on a six (6) month basis; (c) continuation of all of his insurances at the Employer's expense for six (6) months. Furthermore, any unvested Stock Options shall be vested immediately along with a five (5) years exercise rights of all his options. If the events described in clauses (iv) or (v) or (vi) occur and Employee elects to resign, he shall be entitled to the separation benefits in Section (A)

For a detail explanation of the payments to be made upon termination, see the Employment Agreements, attached hereto and incorporated herein by reference. See Part III, Item 13 of this Annual Report.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed. However, the following filings were filed later than their due dates:

                                            Date Report        Date Report
Filer                 Transaction               Due               Filed
-----                 -----------               ---               -----


Udo Henseler          BioCal Merger           07/16/04          09/09/04

Varoujan Amirkhanian  BioCal Merger           07/16/04          09/09/04

Ming Sun Liu          BioCal Merger           07/16/04          09/09/04

Shing-Ching Lu        BioCal Merger           07/16/04          09/09/04

Udo Henseler          Exercised 103,333       02/02/05          02/25/05
                      options

Varoujan Amirkhanian  Acquisition of          11/07/04          01/26/05
                      200,000 options

Ming Sun Liu          Acquisition of          11/07/04          01/26/05
                      200,000 options

Shing-Ching Lu        Acquisition of          11/07/04          01/26/05
                      40,000 options

Udo Henseler          Acquisition of          11/07/04          01/26/05
                      200,000 options

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of the date hereof:

                                         Number and Percentage of
Name and Address                         Shares Beneficially Owned
----------------                         ----------------------------

Udo Henseler                               932,094      7.05%
2901 SW 117th Ave.
Davie, Florida 33330

Ming-Sun Liu                             1,211,545*     9.17%
2588 Chelsea Ct.
Brea, California 92821

Varoujan Amirkhanian                       885,779      6.70%
3831 El Caminito St.
La Crescenta, California 91214

Sing-Ching Lu                              854,142      6.46%
8F-B, 277, Sec. 3 Roosevelt Rd.
Taipei, Taiwan

Li-Jen Hua                                 669,697      5.07%
#66, Lane 208, Re-Ann St.
Taipei, Taiwan

TOTALS                                   4,553,257     34.44%

          * Ming-Sun Liu owns 1,090,345 shares directly and 40,400 shares each in the names of Emily Liu, Jennifer Liu and Justin Liu at the same address.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of the date hereof:

                                         Number and Percentage of
Name and Address                         Shares Beneficially Owned
----------------                         ----------------------------

Udo Henseler                               932,094      7.05%
2901 SW 117th Ave.
Davie, Florida 33330

Ming-Sun Liu                             1,211,545*     9.17%
2588 Chelsea Ct.
Brea, California 92821

Jeffrey Williams                               -0-         0%

Varoujan Amirkhanian                       885,779      6.70%
3831 El Caminito St.
La Crescenta, California 91214

Sing-Ching Lu                              854,142      6.46%
8F-B, 277, Sec. 3 Roosevelt Rd.
Taipei, Taiwan

TOTALS                                   3,883,560     29.38%

          * Ming-Sun Liu owns 1,090,345 shares directly and 40,400 shares each in the names of Emily Liu, Jennifer Liu and Justin Liu at the same address.

Changes in Control.
-------------------

     To the knowledge of our management, there are no present arrangements or pledges of our Company's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the current year, we purchased tooling products from a manufacturing company, whose ownership includes one of directors and shareholders. The total purchases for 2004 and 2003 were $31,713 and $0, respectively. The total balance owed to this party as of December 31, 2004, and 2003, was $4,043 and $0, respectively.

     During the current year, we paid $80,000 for financial advisory services to a shareholder. No amounts were paid during the prior year. No amounts are owed to the party as of December 31, 2004, and 2003.

     During 2004 and 2003, we received $602,935 and $41,174, respectively, in revenues/product sales from a shareholder. The party's accounts receivable balances for 2004 and 2003 are $96,141 and $13,936, respectively.

     Except as noted above, there were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

     Except as noted above, there were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

     Except as noted above, there were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

     Except as noted above, there were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated January 31, 2005 and filed with the Securities and Exchange Commission on February 3, 2005.

     8-K Current Report dated July 14, 2004 and filed with the Securities and Exchange Commission on September 2, 2004.

     8-K Current Report dated July 14, 2004 and filed with the Securities and Exchange Commission on July 14, 2004.

     8-K Current Report dated April 22, 2004 and filed with the Securities and Exchange Commission on April 22, 2004.

     8-K Current Report dated March 30, 2004 and filed with the Securities and Exchange Commission on March 30, 2004.

Exhibits
Number
------
          (i)
10.1      Employment Agreement of Dr. Udo Henseler

10.2      Employment Agreement of Dr. Ming S. Lui

10.3      Employment Agreement of Varouj Amirkhanian

31.1      Certification of Udo Henseler

31.2      Certification of Jeffrey Williams

32        906 Certification

          (ii)

          Definitive Information Statement filed with the Securities and Exchange Commission on April 2, 2004, regarding an increase in the authorized capital to include preferred shares and to authorized the Board of Directors to change the name without shareholder approval - Part I*

          10-KSB Annual Report for the fiscal year ended December 31, 2003 -
Part I*

          *  Previously filed and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2004, and 2003:

     Fee category               2004           2003
     ------------               ----           ----

     Audit fees                 $2,341        $2,330

     Audit-related fees         $4,043        $    0

     Tax fees                   $  313        $  175

     All other fees             $    0        $    0
                                ------         ------
     Total fees                 $6,697         $2,505

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of eGene's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    eGene, INC.



Date: 03/30/05                      Udo Henseler
                                    Chief Executive Officer



Date: 03/31/05                      Ming-Sun Liu
                                    Executive Vice
                                    President and
                                    Director


Date: 03/30/05                      Jeffrey Williams
                                    Chief Financial Officer


Date: 03/30/05                      Varoujan Amirkhanian
                                    Executive Vice
                                    President and
                                    Director



Date: 03/31/05                      Shing-Ching Lu
                                    Director