Form 10QSB
period 2005-03-31
eGENE, INC.
filed 2005-05-12
CIK 1105409

United States Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period March 31, 2005

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of our outstanding shares of common stock as of April 30, 2005, was 13,429,171 (actual); however, assuming all stockholders of BioCal Technology, Inc., a California corporation ("BioCal"), who did not perfect dissenters' rights in the merger of our wholly-owned subsidiary that was formed for the sole purpose of merging with and into BioCal submit their BioCal shares for exchange under that Agreement and Plan of Merger and by which BioCal became a wholly-owned subsidiary of ours, then there will be 14,908,246 outstanding shares.

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---



                             eGene,
                       Table of Contents
                                                                         Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet as of March 31, 2005

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2005 and 2004

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2005 and 2004

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

                 CONDENSED CONSOLIDATED BALANCE SHEET

                          (unaudited)


                                            31-Mar-05
     ASSETS
     Current Assets
          Cash                                $183,022
          Accounts Receivable                 $211,127
          Inventory                           $275,744
     Total Current Assets                     $669,893
     Fixed Assets
          Computer Equipment                  $ 39,239
          Equipment and Machinery             $ 42,858
          Furniture & Fixtures                $ 18,413
          Tooling                             $227,983
          Less Accumulated Depreciation      ($ 78,248)
     Total Fixed Assets                       $250,245
     Other Assets
          Deferred Patent Costs               $292,630
           Deposits                           $ 24,849
     Total Other Assets                       $317,479
TOTAL ASSETS                                $1,237,617
                                            ==========
LIABILITIES & STOCKHOLDERS' EQUITY
     Liabilities
          Current Liabilities
               Accounts Payable               $186,628
               Accrued Payroll                $180,920
               Accrued Vacation Pay           $ 33,897
               Warranty Accrual               $ 43,645
          Total Current Liabilities           $445,090
     Stockholders' Equity
          Common Stock                        $ 14,908
          Additional Paid in Capital        $4,712,173
          Deficit Accumulated during
            Development Stage              ($3,934,554)
     Total Stockholders' Equity               $792,527
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,237,617
                                            ==========

                 CONDENSED STATEMENTS OF OPERATION

                      (unaudited)
                                                                    From
                                    Three Months   Three Months   Inception
                                       Ended          Ended      3/1/1999 to
                                     3/31/2005      3/31/2004     3/31/2005
Revenues
     Sales                            $274,151       $141,844     $1,171,160
     Services                                -              -       $181,646
                                     ---------      ---------    -----------
Total Revenues                         274,151        141,844      1,352,806
                                     ---------      ---------    -----------
Cost of Goods Sold                     133,759         78,970        659,000
                                     ---------      ---------    -----------
Gross Profit                           140,392         62,874        693,806
                                     ---------      ---------    -----------
Expenses
     Accounting & Audit                 26,505          5,000         60,511
     Amortization  & Depreciation        6,295         11,331         85,111
     General Office Expenses             2,351          2,579         97,628
     Insurance                          18,932         10,334        114,198
     Legal Expenses                      4,191          6,679         14,803
     Manufacturing & Production          3,747          9,105      1,079,010
     Marketing & Sales                  23,526         15,664        225,067
     Office Equipment                    1,934          3,748         15,780
     Office Supplies                     4,097          5,368          4,097
     Postage and Delivery                2,909            977         11,180
     Professional Fees                  10,313              0        259,459
     Rent - Building                    14,568          6,000        120,486
     Research & Development             10,308        116,352         10,308
     Salaries, Wages & Taxes           271,715        202,313      2,422,411
     Telephone & Utilities               5,367          3,689         64,666
     Warranty Expense                                                 43,645
                                     ---------      ---------    -----------
Total Expenses                         406,758        399,139      4,628,360
                                     ---------      ---------    -----------
Net Loss Before Income Taxes          (266,366)      (336,265)    (3,934,554)
                                     ---------      ---------    -----------
Current Year Provision for Income Taxes      0              0              0
                                     ---------      ---------    -----------
Net Loss                              (266,366)      (336,265)    (3,934,554)
                                     =========      =========    ===========
Loss Per Share-Basic & Diluted          ($0.02)        ($0.04)             -
                                     =========      =========    ===========
Weighted Average Shares Outstanding 14,787,659      9,079,049              -
                                    ==========      =========

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                                                    From
                                    Three Months   Three Months   Inception
                                       Ended          Ended      3/1/1999 to
                                     3/31/2005      3/31/2004     3/31/2005
Cash Flows From Operating Activities
     Net Income (Loss)                (266,366)      (336,265)    (3,934,554)
     Adjustments of net income (loss)
     to net cash provided by operations:
          Amortization                     224            922          6,864
          Depreciation                   6,071         10,409         78,248
          Stock issued for services                                   48,790
          (Increase) decrease in current
          assets                        23,786          7,907       (486,871)
          Increase (decrease) in
          current liabilities           32,160        139,016        445,090
                                     ---------      ---------    -----------
     Net cash provided (used) by
     operating activities             (204,125)      (178,011)    (3,842,433)
                                     ---------      ---------    -----------

Cash Flows From Investing Activities
     Purchases of Fixed Assets               0         (4,502)      (328,493)
     (Increase) decrease in other
     assets                            (20,216)        (8,701)      (324,342)
                                     ---------      ---------    -----------
     Net cash provided (used) by
     investing activities              (20,216)       (13,203)      (652,835)
                                     ---------      ---------    -----------

Cash Flows from Financing
     Capital Stock Issued               10,583        256,001      4,678,290
                                     ---------      ---------    -----------

Net Increase (Decrease) in cash       (213,758)        64,787        183,022

Cash at beginning of period            396,780        275,192              0
                                     ---------      ---------    -----------
Cash at end of period                  183,022        339,979        183,022
                                     =========      =========    ===========

Supplemental disclosure of cash flow
information
     Interest paid                           0              0              0
     Income taxes paid                       0              0              0

                     See accompanying notes.

                           eGene, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2005

                         (Unaudited)


1. ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

     Effective July 13, 2004, Centroid Consolidated Mines Co., (Centroid), which changed its name to eGene, Inc. (eGene), completed a merger with BioCal Technology, Inc., (BioCal) a private California corporation in the business of developing, manufacturing, and marketing genetic analyzer systems and reagents for the global genetic testing market. In conjunction with our merger, we raised $1.6 million in private funding. We had no material business operations at the time that we acquired BioCal Technology.

     The merger caused BioCal to become a wholly-owned subsidiary of eGene, a dormant, publicly held Nevada corporation. The terms of the merger provided that eGene exchange one of its shares of common stock for every three outstanding shares of common stock of BioCal and one of its options to acquire shares of common stock of eGene for every three outstanding options to acquire common stock of BioCal. The combination was a "reverse merge". The transaction was accounted for as a recapitalization of BioCal wherein the net assets are brought forward at their net book value with no goodwill recognized, and the pre-merger financial statements of BioCal became the historical financial statements of the combined company.

     The directors and executive officers of BioCal subsequently became the directors and officers of the reorganized entity. Our Centroid Nevada corporation has changed its name to eGene, Inc.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United
States for complete financial statements.   In the opinion of management, all
adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Principles of Consolidation

     eGene's financial statements include the accounts of its wholly owned subsidiary BioCal Technology, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

2.  UNREGISTERED SALES OF EQUITY SECURITIES

     The following stock options were exercised in the first quarter of 2005.

Udo Henseler                 1/31/2005             103,333 shares
Rolf Kojima                  2/16/2005              11,667 shares
Ming S. Liu                  3/16/2005              96,667 shares

          * These securities were sold under Rule 506 of Regulation D of the Securities and Exchange Commission and Section 4(2) of the Securities Act of 1933, as amended. All purchasers were either "accredited investors" or directors, officers or affiliates of our Company.

3. STOCK-BASED COMPENSATION

     eGene accounts for its stock options and equity awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense is recognized in eGene's financial statements for stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on date of grant. eGene accounts for stock options listed to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with selling Goods or Services".

     The following table illustrates the effect on net loss and net loss per share if eGene had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclsoure- and amendment of FASB Statement No. 123." For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line allocation method. eGene's pro forma information is as follows:

                                               Jan - Mar 2005   Jan - Mar 2004
        Net loss, as reported                   $(266,366)        $(336,265)
        Compensation cost under fair value-
         based accounting method, net of tax          253               658
        Net loss, pro forma                      (266,619)         (336,923)

        Net loss per common share
         Basis and Diluted
          As reported                              $(0.02)           $(0.04)
          Pro forma                                 (0.02)            (0.04)

        Weighted average shares                14,787,659         9,079,049

     The fair value under FAS 123 for options and equity awards granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

            Expected life (years)       5-8
            Interest rate                 3%
            Volatility                    0%
            Dividend yield                0%

4.  INVENTORIES

     Inventories are stated at the lower of cost or market. Inventories at March 31, 2005 consisted of the following:

                                                    March 31,
                                                      2005

           Finished goods                        $      80,000
           Work-in-process                              20,000
           Raw materials                               175,744
                                                 -------------
           Total                                 $     275,744
                                                 =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
----------------------

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2005, and for the three month period ended March 31, 2004, should be read in conjunction with our financial statements included in our 10-KSB Annual Report for the year ended December 31, 2004, that was filed with the Securities and Exchange Commission on April 15, 2005(the "2004 10-KSB Annual Report").

     Statements made in this 10-QSB Quarterly Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation,
(i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may," "would," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets" or similar expressions. Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Executive Summary.
------------------

Business.
---------

     We are an emerging biotechnology company that utilizes our low cost core technologies of capillary electrophoresis, microfluidics, advanced reagent, liquid handling and automation to create leading edge and novel genetic analyzer DNA fragment testing tools and RNA measurement solutions for the biological/microbial materials and life sciences testing industries. Our objective is to provide new, effective and superior biological testing tools and information for improved customer decision making and productivity. We deliver applications and tools to these industries that we believe will have immediate commercial relevance. Our HDA-GT12 (High-Performance DNA and RNA Analyzer) system detects, quantifies, identifies and characterizes biological organisms. It advances and automates many routine and non-routine genetic laboratory and industrial procedures such as are related, but not limited, to introduction of new and improved production methods and enhanced and novel product development opportunities, quality control, security, genetic identity, paternity, crime, bioterrorism, pathogen detection, drug monitoring, safety methods and overall productivity.

    There are many applications critical to biological materials' management for our technology platform, like market segments such as food, beverages, environmental, sanitation, hygiene, pharmaceutical manufacturing, veterinary, military bio-defense and research and development labs industries. We are, however, currently addressing the relevant genetic testing applications in our major target customer segments of University Research Laboratories, Independent Research Institutes, Cancer Research and Public Health Laboratories, Medical Schools, Research Hospitals, Pharmaceutical Companies and Research Manufacturing and Biotechnology Companies. Once our products are established with these customer groups we shall expand our reach into selected high volume food sector applications and others.

     We believe that our products and technologies are uniquely capable of addressing these markets. Customers need superior information which will give them unprecedented confidence in their decisions and in the quality of their products regarding microbial and biological materials consequences. We believe that we have addressed this urgent and increased customer need for a reliable, accurate, high-throughput, low cost genetic tool for DNA Fragment experimentation and testing and RNA analyses.

     We are developing three channels of distribution for our products:
direct to customers, indirect through our international network of distributors, and through our, at this stage, early and developing original equipment manufacturer ("OEM") channels. Through these distributor channels, we sell complete systems solutions, developed by us, to end customers. Our OEM distribution channel is only at its very early development stage, but is an example, and is complementary to our distribution network activities as it enables us to extend the commercial potential of our capillary microfluidic genetic DNA HDA-GT12 system and advanced reagent and liquid handling technologies into new industries and new applications with experienced commercial partners. In the OEM channel, we plan to provide our enabling technologies to potential commercial partners who then typically integrate the application solution and market them to their end customers.

     By using direct, indirect distribution, and eventually OEM channels to maximize penetration of our products and technologies into the marketplace, we seek to position our Company as a leader in the low cost genetic tools testing market.

     For additional information, please visit our web side at www.eGene.com.

Critical Accounting Policies, Estimates and Assumptions.
--------------------------------------------------------

     We consider our accounting policies related to revenue recognition, inventory reserve, and warranty accrual to be critical accounting policies. Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual, are a number of significant estimates, assumptions and judgments. These estimates, assumptions, and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies since we filed our 2004 Annual Report on Form 10-KSB with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-KSB.

First Quarter Overview.
-----------------------

     During the first quarter of 2005, we achieved several financial milestones. As reflected in our Consolidated Statements of Operations contained in our Consolidated Financials Statements in Part I, Item 1 of this Quarterly Report, our sales increased $132,000 or 93% from sales of $142,000 in the first quarter of 2004. This increase in our quarterly sales reflects our continued early product sales ramp up from our acquisition of BioCal in July of 2004. We believe that the increase in sales boosts our confidence to achieve more appreciable growth in the future. We expect our higher future sales to result in reduced operating losses and improved operating cash flows.

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

     In conjunction with our merger in July 2004, we raised $1.6 million in private funding. We had no material business operations at the time that we acquired BioCal

     Severe new equity funding delays are creating material commercial success uncertainties for us. Our accompanying financial statements have been prepared assuming we will continue as a going concern. However, as discussed in Note 2 to our audited financial statements of our year ended December 31, 2004, that are contained in the 2004 10-KSB Annual Report, we have accumulated losses and are still developing our planned principal operations. These factors and ongoing delays in new funding raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have limited financial resources and our operations from inception through March 31, 2005, have been unprofitable. We are still commencing our planned principal operations and seeking increased capital funding. If we are unsuccessful in our efforts and cannot attain sufficient profitable operations or if we cannot obtain additional sources of funding or investments, we may substantially curtail or terminate our operations.

     During 2004 and the first three months of 2005, we enhanced our product position with introductions of new product applications and two new Gel Cartridges (4 and 8 channels) with integrated gel-chemistries designed to handle different samples capacities with high detection sensitivity and reproducibility to enhance user productivity.

     Over the next several quarters, we intend to introduce new high value application targets. While we are unable to project future sales from these new introduction, we believe that the expanded ability to perform new and high confidence analyses, will greatly enhance our positioning by allowing customers to conduct genetic analyses that were previously not well or not at all accomplished with the traditional testing technology platforms.

     We also continue to aggressively pursue our genetic microfluidics adoption strategy and promote our enhanced product position to our expanding customer base. Examples of these activities were/are our distributor and customer training tutorials during which we present our newest solutions to existing and prospective customers. A number of these programs have generated new sales and leads that we believe will result in incremental product sales for the second half of 2005.

Results of Operations.
----------------------

Revenue.
--------

     Total sales increased for the three months ended March 31, 2005, as compared to the same period in 2004. Our sales increased 132,000 or 93% from sales of $142,000 in the first quarter of 2004. This increase in our quarterly sales reflects our continued early product sales ramp up from our acquisition of the young private BioCal company in July of 2004. The increases in sales boost our confidence to achieve more appreciable growth in the future. We expect our higher future sales to result in reduced operating losses and improved operating cash flows. We had no material business operations at the time that we acquired BioCal.

                   Three Months Ended
                     March 31,
                    2005      2004      $change   %change 2004

Total Revenues     $274,151  $141,844   $132,307       93%

Cost of Sales.
--------------

     In addition to our goal of attaining more sustainable revenue growth, we are continuing to focus on improving our gross margins and controlling product costs by seeking out the benefits of cost effective global low costs sourcing opportunities in order to achieve operating cash flow break-even at lower overall revenues.

Expenses.
----------

     Total expenses for the quarter ended March 31, 2005, were $407,000 and $7,600 higher as compared to the same periods in 2004.

     The major expenses levels and increases were for payroll and research and development materials. The level of ongoing research and development expense is highly dependent upon the number and significance of ongoing projects at any particular time. We currently expect research and development expenses to continue to increase in future periods as we develop new product solutions and enhancements. Although we expect research and development spending to increase, but only expanding in subsequent years based upon customer demand, market conditions and our commercial growth.

     We expect to devote additional expense resources to continue our research and development efforts activities, substantially strengthen and broaden our marketing and sales infrastructure and for other general corporate activities.

     Selling and marketing expenses are expected to increase primarily due to planned increased sales calling for increases in personnel costs related to our initial and future growth related construction of our marketing, sales and service functions, and general increases in other marketing and sales support initiatives. We expect selling, marketing and product promotion expenses to grow over the next several years to support our more global commercialization of our products.

     General and administrative expenses are expected to increase as a result of increased commercial activities and as a consequence of operating as a public company subject to the many regularity demands. Certain general and administrative expenses in the legal and insurance categories increased primarily due our BioCal merger and related consequences. We anticipates that general and administrative expenses will continue to increase but at a lesser percentage rate of sales.

     The net loss for the quarter ended March 31, 2005, was $266,000 and $70,000 lower, compared to the previous year quarterly loss of $336,265

Liquidity and Capital Resources.
--------------------------------

     Our cash and cash equivalents were $183,000 at March 31, 2005, compared to $340,000 at of March 31, 2004.

     We have financed our operations from inception primarily through equity sales and initial product sales and services. The inclusion of BioCal results of operations after July 14, 2004, had a significant impact on our business and the comparability of cash flows on a period-over-period basis.

Cash Flows.
-----------

                                   Three Months Ended
                                         March 31,
                                     2005       2004        $change

Net Cash provided (used)
by operating activities       $(204,125)     $(178,011)    $ (26,114)

Cash Flows from
investing activities          $ (20,216)     $ (13,203)    $  (7,013)

Cash Flows from
Financing activities            $10,583      $ 256,001     $(245,418)

Operating Activities.
---------------------

     During the three months ended March 31, 2005, we used $204,000 of cash for operating activities as compared to $178,000 of cash used in the same period of 2004. Current assets - receivables, inventory and other current assets nominally offset by increases in current liabilities used cash of $56,000, and operations used $260,000 during the three months ended March 31, 2005. The increased use of cash for accounts receivable was due to increases of our product sales base. The increase in use of cash for inventories during the three months ended March 31, 2005, is primarily related to an increase in inventory levels related to expected increases in future product sales. In 2004, including our acquisition of BioCal, we had low inventories as product sales were not significant.

Investing Activities.
---------------------

     Investing activities during the three months ended March 31, 2005, were $20,000 for additional costs incurred for deferred patent legal fees.

Financing Activities.
---------------------

     During the three months ended March 31, 2005, expected new funding activities from the sale of our common stock and options in various private placements did not materialize.

     The material new equity funding delays are creating severe commercial success uncertainties for us. Our accompanying financial statements have been prepared assuming we will continue as a going concern. As discussed in Note 2 to our audited financial statements of our year ended 2004 that are contained in our 2004 10-KSB Annual Report. we have accumulated losses and are still developing our planned principal operations. These factors and ongoing delays in new funding raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have limited financial resources and our operations through March 31, 2005, have been unprofitable. We are still commencing our planned principal operations and seeking increased capital funding. If we are unsuccessful in our efforts and cannot attain sufficient profitable operations or if we cannot obtain additional sources of funding or investments, we may substantially curtail or terminate our operations.

          If, however, our current in process private placement of "restricted securities" to "accredited investors" only is successful and we achieve the revenues to be derived from our commercial sales from our genetic products, our cash balances will be sufficient to fund our operations at least through 2005. If we are unsuccessful in our efforts to obtain additional sources of funding or investments, we may substantially curtail or terminate our operations.

     Our future capital requirements will depend on many factors, including, among others:

     * continued market acceptance of our genotyping products;

     * continued scientific progress in product development programs;

     * the magnitude and scope of our research and product development programs;

     * our ability to maintain and establish additional, partnerships and licensing arrangements;

     * the time and costs involved in expanding and maintaining our manufacturing facilities;

     * the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

     * the potential need to develop, acquire or license new technologies and products; and

     * other factors not within our control.

    Our actual cash needs could vary considerably depending upon how unsuccessful we are in our efforts to obtain additional sources of funding or investments, opportunities and commercial uncertainties that may arise over the course of the remaining period of 2005 and the full year 2006. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. An inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.

     In the future, we may seek additional funds to support our strategic business needs and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed.

Going Concern Qualification of our Auditors.
--------------------------------------------

     Our accompanying financial statements have been prepared assuming we will continue as a going concern. We have accumulated losses and are still developing our planned principal operations. These factors raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 of our audited financial statements that are contained in our 2004 10-KSB Annual Report. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risk Factors Affecting Operating Results.
-----------------------------------------

     The following risk factors should be considered, among others, in evaluating eGene's business, products and prospects. This list is not inclusive.

Risks Related to Our Business.
------------------------------

Our Genetic Analyzer Products May Not Achieve Market Acceptance, Which Could Cause Revenue to Grow Slowly or Decline.
----------------------------------------

     Our genetic analyzer products, which we developed, are still in relatively early stages of their technology life cycle and have only recently begun to be used commercially. If these systems do not gain further market acceptance, eGene will be unable to generate significant sales of these products and our revenue may grow more slowly than expected or decline. The commercial success of our genetic analyzer products will depend upon capital spending by our potential customers, and market acceptance of the merits of our genetic analyzer capillary electrophoresis systems by biotechnology companies, academic research centers and other companies that rely upon genotyping analyses. Market acceptance will depend on many factors, including:

     * ability to demonstrate the advantages and potential economic value of our genetic systems over alternative well-established technologies;

     * capital spending by our customers and potential customers, which has been sluggish as a result of current economic conditions and other industry-specific factors; and

     * ability to market our genetic analyzer  systems.

     Because the genotyping capillary electrophoresis systems have been in operation for only a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the early customers do not endorse our genotyping systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use or are otherwise deficient, market acceptance would suffer and further sales may be limited. We cannot assure you that these customers' efforts to put our high throughput systems into use will continue or will be expeditious or effective. Potential customers for these systems may also wait for indications from eGene's early genetic system customers that our system works effectively and generate substantial benefits. Further, non-acceptance by the market of our initial systems could undermine not only those systems but subsequent systems as well.

     The genetic analyzer productivity tools equipment market is competitive and is characterized by technological change and frequent new product introductions. The commercial success of our genetic systems depends upon continued and expanding market acceptance of our systems and products by biotechnology companies and genomics research organizations, and upon availability to address quickly any performance problems that our customers encounter. We anticipate that our competitors will introduce new, enhanced products in this market. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current products and technologies that address the evolving needs of our customers and that are technologically superior to new products that may be offered by competitors. We may experience difficulties or delays in the development efforts for new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect us or our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

     We intend to continue developing new, lower cost versions of our genetic analyzer systems with enhanced features that address existing or emerging customer needs, such as novel assay functionalities. If we are unable to do so, our systems may not become more widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

     Our Sales Cycle Can Be Lengthy, Which Can Cause Variability and Unpredictability In Our operating Results.
------------------------------------------

     The sales cycles for our products, particularly in the genetic/life sciences market, can be lengthy, which makes it more difficult for us to forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. Sales of our product to the life sciences market often involves purchasing decisions by large public and private institutions, and any purchases can require many levels of pre-approval. In addition, many of these sales depend on these institutions receiving research grants from various federal agencies, which grants vary considerably from year to year in both in amount and timing due to the political process. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the schedule anticipated.

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

     eGene Has Not Recorded Profitable Operations Since Its Inception And May Never Achieve Profitably.
-------------------------

     We expect to incur future operating losses and may not achieve profitably. We have experienced development stage operating losses each year since our inception and expect to incur additional operating losses for the calendar year of 2005, primarily as a result of a current slow economic climate, and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability.

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

     eGene Depends On Its Key Personnel, The Loss Of Whom Would Impair Its Ability to Compete.
-------------------

     We are highly dependent on the principal members of our management (CEO Dr. Udo Henseler, Dr. Ming Liu and Varouj Amirkhanian - world-class scientists). The loss of services of any of these persons could seriously harm product development, commercialization efforts and business success. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

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

     eGene May Need Additional Capital.
     ----------------------------------

     Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue. We anticipate that our existing capital resources and in progress private placement will enable us to maintain currently planned operations at least through the early year 2005. However, we premise this expectation on our current successful private placement which is lagging significantly in terms of cash in-flow so far. We may need additional funding sooner than anticipated. Our inability to raise needed capital would harm our business. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

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

     Given the newness of our stock, we are at risk of having securities class action lawsuits filed against us and our officers and directors. Such securities litigation could result in potential liability, cause us to incur litigation costs and divert management's attention and resources, any of which could harm our business. In addition, announcements of lawsuits of this or some other nature, and announcements of events occurring during the course of the lawsuits, could cause our stock fall.

Quantitative and Qualitative Disclosures About Market Risk.
-----------------------------------------------------------

Interest Rate Sensitivity.
--------------------------

     Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds.

Item 3. Controls and Procedures.
--------------------------------

     We have evaluated our "disclosure controls and procedures" and our "internal controls and procedures for financial reporting" as of March 31, 2005. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

     Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with our evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer, Chief Financial Officer, Executive VPs and Business Manager did not identify any change in our internal control over financial reporting during the three months ended March 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted though that eGene is a young and emerging biotechnology company with limited resources, funding and personnel, and that our evaluation of controls and procedures were conducted in good faith considering the economic environment of the company.


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

     There were no material changes in our internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on the Effectiveness of Controls.
---------------------------------------------

     Our management, including our chief executive and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                   Part II   Other Information

Item 1. Legal Proceedings.
--------------------------

     None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
--------------------------------------------------------------------

     The following stock options were exercised in the first quarter of 2005.

Udo Henseler                    1/31/2005           103,333 shares
Rolf Kojima                     2/16/2005            11,667 shares
Ming S. Liu                     3/16/2005            96,667 shares

          * These securities were sold under Rule 506 of Regulation D of the Securities and Exchange Commission and Section 4(2) of the Securities Act of 1933, as amended. All purchasers were either "accredited investors" or directors, officers or affiliates of our Company.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None; not applicable.

Item 5. Other Information.
--------------------------

     None

Item 6.   Exhibits.
-------------------

Exhibits:

     31.1 302 Certification of Udo Henseler

     31.2 302 Certification of Jeffrey Williams

     32   906 Certification

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   eGene, Inc.



Dated: May 11, 2005          By:  /s/ Udo Henseler
                                   Udo Henseler
                                   Chairman of the Board and Chief
                                   Executive Officer


Dated: May 11, 2005           By:  /s/ Jeffrey Williams
                                   Jeffrey Williams
                                   Chief Financial Officer