Form 10QSB
period 2005-06-30
eGENE, INC.
filed 2005-08-15
CIK 1105409

United States Securities and Exchange Commission
                    Washington, D. C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

            For the quarterly period June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

               For the transition period from to

                 Commission File No. 000-32393

                          eGene, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

       NEVADA                                        87-0645507
       ------                                        ----------
(State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
 incorporation or organization)


              17841 Fitch, Irvine, California 92614
             (Address of Principal Executive Offices)

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

The number of our outstanding shares of common stock as of June 30, 2005, was 13,439,351 (actual); however, assuming all stockholders of BioCal Technology, Inc., a California corporation ("BioCal"), who did not perfect dissenters' rights in the merger of our wholly-owned subsidiary that was formed for the sole purpose of merging with and into BioCal submit their BioCal shares for exchange under that Agreement and Plan of Merger and by which BioCal became a wholly-owned subsidiary of ours, then there will be 15,624,188 outstanding shares.

Transitional Small Business Disclosure Format (Check One): Yes X No

eGene, Inc.


                       Table of Contents
                                                                         Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet as of June 30, 2005

          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 2005 and 2004

          Condensed Consolidated Statements of Cash Flows for the
          Three and Six Months Ended June 30, 2005 and 2004

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

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

SIGNATURES
 EX-31.1 302 Certification of Ming S. Liu
 EX-32   906 Certification



                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

             CONDENSED CONSOLIDATED BALANCE SHEET


                          (unaudited)

                         June 30, 2005

 ASSETS
    Current Assets
          Cash                                $ 83,908
          Accounts Receivable                 $115,598
          Inventory                           $309,474
     Total Current Assets                     $508,980
     Fixed Assets
          Computer Equipment                  $ 40,337
          Equipment and Machinery             $ 42,858
          Furniture & Fixtures                $ 18,413
          Tooling                             $227,983
          Less Accumulated Depreciation      ($ 84,410)
     Total Fixed Assets                       $245,181
     Other Assets
          Deferred Patent Costs               $298,205
           Deposits                           $ 23,349
     Total Other Assets                       $321,554
TOTAL ASSETS                                $1,075,715
                                            ==========
LIABILITIES & STOCKHOLDERS' EQUITY
     Liabilities
          Current Liabilities
               Accounts Payable               $161,984
               Accrued Payroll                $265,029
               Accrued Vacation Pay           $ 32,446
               Warranty Accrual               $ 43,645
          Total Current Liabilities           $503,104
     Stockholders' Equity
          Common Stock                        $ 15,624
          Additional Paid in Capital        $4,711,457
          Deficit Accumulated during
            Development Stage              ($4,154,470)
     Total Stockholders' Equity               $572,611
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,075,715
                                            ==========

               CONDENSED STATEMENTS OF OPERATION


                          (unaudited)

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                 2005          2004      2005         2004
Revenues
     Sales                      $216,706   $ 118,547   $484,139   $ 259,692
     Services                          0           0      5,420           0
                                --------   ---------   --------   ---------
Total Revenues                   216,706     118,547    489,559     259,692
                                --------   ---------   --------   ---------
Cost of Goods Sold               114,832      61,515    248,591     140,485
                                --------   ---------   --------   ---------
Gross Profit                     101,874      57,032    240,968     119,207
                                --------   ---------   --------   ---------
Expenses
     Accounting & Audit            2,444       5,663     26,949      10,663
     Amortization Expense          8,542       7,411     14,837      18,742
     General Office Expenses       1,903       4,853      4,254       7,608
     Insurance                    13,366      10,125     32,298      20,459
     Legal Expenses                9,242       2,204     13,433       8,883
     Manufacturing & Production    3,772       6,587      7,519      15,692
     Marketing & Sales            17,683       9,477     41,295      25,141
     Office Equipment                795           0      2,729       3,748
     Office Supplies                 850       2,781      4,947       7,973
     Postage and Delivery          3,060       1,316      5,969       2,294
     Professional Fees             9,746           0     20,059           0
     Rent   Building              29,136       6,000     43,704      12,000
     Research & Development       22,495     148,662     32,803     265,015
     Salaries, Wages & Taxes     202,119     119,051    473,155     321,364
     Telephone & Utilities         4,485       3,890      9,853       7,580
     Property and State Taxes      1,236       1,288      1,237       1,285
                               ---------   ---------  ---------   ---------
Total Expenses                   330,874     329,308    735,041     728,447
                               ---------   ---------  ---------   ---------
Net Operating Loss              (229,000)   (272,276)  (494,073)   (609,240)
                               ---------   ---------  ---------   ---------
Net Other Income                   1,852         507      3,150       1,206
                               ---------   ---------  ---------   ---------
Net Loss Before Income Taxes    (227,148)   (271,769)  (490,923)   (608,034)
                               ---------   ---------  ---------   ---------
Current Year provision for
Income Taxes                           0           0          0           0
                               ---------   ---------  ---------   ---------
Net Loss                        (227,148)   (271,769)  (490,923)   (608,034)
                               =========   =========  =========   =========
Loss Per Share                    ($0.01)     ($0.03)    ($0.03)     ($0.06)
                               =========   =========  =========   =========
Average Shares Outstanding    15,624,188  10,255,070 15,564,575   9,666,425
                              ----------  ---------- ----------  ----------

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                (unaudited)

                                Three Months Ended        Six Months Ended
                                      June 30,               June 30,
                                 2005         2004       2005         2004

Cash Flows From Operating Activities
   Net Income (Loss)          $(227,148)  $(271,769)  $(490,923)    $(608,034)
   Adjustments of net income
   (loss) to net cash
   provided by operations:
      Amortization                2,380         307       2,604         1,229
      Depreciation                6,162       7,104      12,233        28,418
      (Increase) decrease in
      current assets             61,462     (21,534)     85,248       (13,852)
      Increase (decrease) in
      current liabilities        59,934      82,559      90,174       221,266
                              ---------   ---------  ----------    ----------
   Net cash provided (used) by
   operating activities         (97,210)   (203,333)   (300,664)     (370,973)
                              ---------   ---------  ----------    ----------

Cash Flows From Investing Activities
   Purchases of Fixed Assets     (1,098)    (32,119)     (1,098)      (47,526)
   (Increase) decrease in other
   assets                        (6,455)    (22,515)    (26,671)      (31,216)
                              ---------   ---------  ----------    ----------
   Net cash provided (used) by
   investing activities          (7,553)    (54,634)    (27,769)      (78,742)
                              ---------   ---------  ----------    ----------

Cash Flows from Financing
   Capital Stock Issued               0      82,242      10,583       338,243
                              ---------   ---------  ----------    ----------

Net Increase (Decrease)
   in cash                     (104,763)   (175,725)   (317,850)     (111,472)

Cash at beginning of period     188,671     339,445     401,758       275,192
                              ---------   ---------  ----------    ----------
Cash at end of period            83,908     163,720      83,908       163,720
                              =========   =========  ==========    ==========

Supplemental disclosure of cash flow
information
   Interest paid                      0           0           0             0
   Income taxes paid                800         800         800           800
   Item not affecting cash            0           0           0             0

                     See accompanying notes.

                           eGene, Inc.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2004.

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

                       Three Months Ended June 30,   Six Months Ended June 30,
                            2005       2004              2005      2004
Net loss, as reported   $(227,148)  $(271,769)     $(490,923)     $(608,034)
 Compensation cost under
fair value-based
accounting method, net
of tax                      1,194          53          1,447            711
Net loss, pro forma      (228,342)   (271,822)      (492,370)      (608,745)

Net loss per common share
   Basic and Diluted
      As reported       $   (0.01)   $  (0.03)     $   (0.03)    $    (0.06)

      Pro forma             (0.01)      (0.03)         (0.03)         (0.06)

Weighted average shares 15,624,188  10,255,070     15,564,575      9,666,425

     The fair value under FAS 123 for options and equity awards granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

            Expected life (years)       5-8
            Interest rate                 3%
            Volatility                    0%
            Dividend yield                0%

4.  INVENTORIES

     Inventories are stated at the lower of cost or market. Inventories at June 30, 2005 consisted of the following:

                                                    June 30,
                                                      2005

           Finished goods                        $      43,500
           Work-in-process                                   0
           Raw materials                               265,974
                                                 -------------
           Total                                 $     309,474
                                                 =============

5.  SUBSEQUENT EVENTS

At a meeting held on July 19, 2005, the Board of Directors of eGene voted to remove Dr. Udo Henseler as Chief Executive Officer (CEO) of the Company and to replace him with Ming S. Liu, all effective as of that date. On July 20, 2005, Jeffrey S. Williams resigned as Chief Financial Officer of eGene, effective as of that date. As of the date of this 10-QSB Quarterly Report, we have not filled the vacancy left by Mr. Williams' resignation. The Company is negotiating the final outcome of future payments to be made to the former CEO, the outcome of which cannot be reasonably determined at this time. As of June 30, 2005, the Company has accrued for all accrued wages and vacation due to the former CEO, amounting to $111,790.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005, and for the three and six month period ended June 30, 2005 and 2004, should be read in conjunction with our financial statements included in our 10-KSB Annual Report for the year ended December 31, 2004, that was filed with the Securities and Exchange Commission on April 15, 2005 (the "2004 10-KSB Annual Report").

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

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Executive Summary.

Business.

We are an emerging biotechnology company that utilizes the affordable technologies of capillary electrophoresis, microfluidics, advanced reagents, liquid handling and automation to create a cutting-edge genetic analyzer for the biological materials and life sciences testing industries. Our objective is to provide new, effective and superior biological testing tools and information for improved customer decision-making and productivity. We deliver applications and tools to these industries, which we believe will have immediate commercial relevance. Our HDA-GT12 (High-Performance DNA and RNA Analyzer) system detects, quantifies, identifies and characterizes biological organisms. It advances and automates many routine and non-routine genetic laboratory and industrial procedures that include, but are not limited to, new and improved production methods, enhanced and novel product development opportunities, quality control, security, genetic identity, paternity, crime, bioterrorism, pathogen detection, drug monitoring, safety methods and overall productivity.

We are developing three channels to distribute our complete system solutions to customers: Distributing directly to customers, distributing indirectly through our international network of distributors, and distributing through our early and developing original equipment manufacturer ("OEM") channels. Our OEM distribution channel is only in a early stage of development, but is an example of our distribution network activities because it enables us to extend the commercial potential of our DNA HDA-GT12 system and advanced technologies into new industries and new applications with experienced commercial partners. In the OEM channel, we plan to provide our enabling technologies to potential commercial partners who will then integrate the application solution and market them to their end customers.

Critical Accounting Policies, Estimates and Assumptions.

We consider our accounting policies related to revenue recognition, inventory reserve, and warranty accrual to be critical. Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual, are a number of significant estimates, assumptions and judgments. These include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies since we filed our 2004 Annual Report on Form 10-KSB with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-KSB.

Second Quarter Overview.

During the second quarter of 2005, our sales increased $98,159, or 83%, from sales of $118,547 in the second quarter of 2004. This increase in our quarterly sales reflects our continued early product sales ramp up from our acquisition of BioCal in July of 2004. The increase in sales reinforces our confidence that we will achieve more appreciable growth in the future. We expect our higher future sales to result in reduced operating losses and improved operating cash flows.

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

We have limited financial resources and our operations from inception through June 30, 2005, have been unprofitable. We are still commencing our planned principal operations and seeking increased capital funding. If we are unsuccessful in our efforts and cannot attain sufficient profitable operations or if we cannot obtain additional sources of funding or investments, we may substantially curtail or terminate our operations.

Results of Operations.

Revenue.

Total sales increased for the three months ended June 30, 2005, as compared to the same period in 2004. Our sales increased 98,159, or 83% from sales of $118,547 in the second quarter of 2004. This increase in our quarterly sales reflects our continued early product sales ramp up from our acquisition of the young, private company, BioCal in July of 2004. We believe this signifies that we will be able to achieve more appreciable growth in the future. We expect our higher future sales to result in reduced operating losses and improved operating cash flows. We had no material business operations at the time that we acquired BioCal.

                   Three Months Ended
                        June 30,

                    2005      2004      $change   %change 2004

Total Revenues     $216,706  $118,547    $98,159       83%


Cost of Sales.

In addition to our goal of attaining more sustainable revenue growth, we are continuing to focus on improving our gross margins and controlling product costs by seeking the benefits of cost effective global sourcing opportunities in order to break even in our operating cash flow at lower overall revenues.

Expenses.

Total expenses for the quarter ended June 30, 2005, were $330,874, which was $1,566 higher as compared to the same period in 2004.

The major expense levels and increases were for payroll, marketing and sales, professional fees and legal expenses.

We expect to devote additional expense resources to continue our research and development activities, substantially strengthening and broadening our marketing and sales infrastructure, and for other general corporate activities.

Selling and marketing expenses are expected to increase primarily due to planned amplified sales that require augments in personnel costs related to our initial and future growth related construction of our marketing, sales and service functions, and general increases in other marketing and sales support initiatives. We expect selling, marketing and product promotion expenses to grow over the next several years to support a more global commercialization of our products.

General and administrative expenses are expected to increase as a result of more commercial activities and as a consequence of operating as a public company subject to the many regularity demands. Certain general and administrative expenses in the legal and insurance categories increased primarily due our BioCal merger and related consequences. We anticipate that general and administrative expenses will continue to increase.

The net loss for the quarter ended June 30, 2005, was $227,148, which was $44,621 lower compared to the previous year's quarterly loss of $271,769.

Liquidity and Capital Resources.

Our cash and cash equivalents were $83,908 at June 30, 2005, compared to $163,720 at June 30, 2004.

We have financed our operations primarily through equity sales and initial product sales and services. The inclusion of BioCal operations after July 14, 2004, had a significant impact on our business and the comparability of cash flows on a period-over-period basis.

Cash Flows.
-----------

                                   Three Months Ended
                                         June 30,
                                     2005       2004        $change

Net Cash provided (used)
by operating activities        $(97,210)     $(203,333)     $106,123

Cash Flows from
investing activities            $(7,553)      $(54,634)      $47,081

Cash Flows from
Financing activities                 $0        $82,242      $(82,242)

Operating Activities.

During the three months ended June 30, 2005, we used $97,210 of cash for operating activities as compared to $203,333 of cash used in the same period of 2004.

Investing Activities.

Investing activities during the three months ended June 30, 2005, were $1,098 for purchase of fixed assets and $6,455 for additional costs incurred for deferred patent legal fees.

Financing Activities.

During the three months ended June 30, 2005, expected new funding activities from the sale of our common stock and options in various private placements did not materialize.

The material new equity funding delays are creating severe commercial success uncertainties for us. Our accompanying financial statements have been prepared assuming we will continue as a going concern. As discussed in Note 2 to our audited financial statements of our year ended 2004 that are contained in our 2004 10-KSB Annual Report, we have accumulated losses and are still developing our planned principal operations. These factors and ongoing delays in new funding raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have limited financial resources and our operations through June 30, 2005, have been unprofitable. We are still commencing our planned principal operations and seeking increased capital funding. If we are unsuccessful in our efforts and cannot attain sufficient profitable operations or if we cannot obtain additional sources of funding or investments, we may substantially curtail or terminate our operations.

If, however, our current in-progress private placement of "restricted securities" to "accredited investors" only is successful and we achieve the revenues to be derived from our commercial sales of our products, our cash balances will be sufficient to fund our operations at least through 2005. If we are unsuccessful in our efforts to obtain additional sources of funding or investments, we may substantially curtail or terminate our operations.

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

* the potential need to develop, acquire or license new technologies and products; and

* other factors not within our control.

Our actual cash needs could vary considerably depending upon how successful we are in our efforts to obtain additional sources of funding or investments, opportunities and commercial uncertainties that may arise over the course of the remaining period of 2005 and the full year 2006. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. An inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.

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

Risks Related to Our Business.

Our Genetic Analyzer Products May Not Achieve Market Acceptance, Which Could Cause Revenue to Grow Slowly or Decline.

Our genetic analyzer products, which we developed, are still in relatively early stages of their technology life cycle and have only recently begun to be used commercially. If these systems do not gain further market acceptance, eGene will be unable to generate significant sales of these products and our revenue may grow more slowly than expected or decline. The commercial success of our genetic analyzer products will depend upon capital spending by our potential customers, market acceptance of the merits of our genetic analyzer capillary electrophoresis systems by biotechnology companies, academic research centers and other companies that rely upon genotyping analyses. Market acceptance will depend on many factors, including:

* our ability to demonstrate the advantages and potential economic value of our genetic systems over alternative well-established technologies;

* capital spending by our customers and potential customers, which has been sluggish as a result of current economic conditions and other industry-specific factors; and

* our ability to market our genetic analyzer systems.

Because the genotyping capillary electrophoresis systems have been in operation for only a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If early customers do not endorse our genotyping systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use or are otherwise deficient, market acceptance would suffer and further sales may be limited. We cannot assure you that these customers' efforts to put our high throughput systems into use will continue or will be expeditious or effective. Potential customers for these systems may also wait for indications from eGene's early genetic system customers that our system works effectively and generate substantial benefits. Further, non-acceptance by the market of our initial systems could undermine not only those systems but subsequent systems as well.

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

eGene Has Not Recorded Profitable Operations Since Its Inception And May Never Achieve Profitability.

We expect to incur future operating losses and may not achieve profitability. We have experienced development stage operating losses each year since 1999 and expect to incur additional operating losses for the calendar year of 2005, primarily as a result of a current slow economic climate, and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability.

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

We are highly dependent on the principal members of our management (Dr. Ming Liu and Varouj Amirkhanian). The loss of services of any of these persons could seriously harm product development, commercialization efforts and business success. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

At a meeting held on July 19, 2005, the Board of Directors of eGene voted to remove Dr. Udo Henseler as Chief Executive Officer of the Company and to replace him with Ming S. Liu, all effective as of that date. On July 20, 2005, Jeffrey S. Williams resigned as Chief Financial Officer of eGene, effective as of that date. As of the date of this 10-QSB Quarterly Report, we have not filled the vacancy left by Mr. Williams' resignation. Please read in conjunction with our 8-K Current Report dated July 19, 2005 filed with Securities and Exchange Commission on July 25, 2005.

eGene's Intellectual Property Rights May Not Protect It And Its Products.

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

eGene May Need Additional Capital.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue. We anticipate that our existing capital resources and in progress private placement will enable us to maintain currently planned operations at least through year 2005. However, we premise this expectation on our current successful private placement, which is lagging significantly in terms of cash in-flow so far. We may need additional funding sooner than anticipated. Our inability to raise needed capital would harm our business. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

We currently have no credit facility or committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms

Risks Related to Owning Our Common Stock.

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

Interest Rate Sensitivity.

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds.

Item 3. Controls and Procedures.

We have evaluated our "disclosure controls and procedures" and our "internal controls and procedures for financial reporting" as of June 30, 2005. This evaluation was done under the supervision and with the participation of management.

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with our evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer, Executive Vps and Business Manager did not identify any change in our internal control over financial reporting during the three months ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. It should be noted though that eGene is a young and emerging biotechnology company with limited resources, funding and personnel, and that our evaluation of controls and procedures were conducted in good faith considering the economic environment of our Company.

Changes in Internal Controls.

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

There were no material changes in our internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                   Part II Other Information

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

At a meeting held on July 19, 2005, the Board of Directors of eGene voted to remove Dr. Udo Henseler as Chief Executive Officer (CEO) of the Company and to replace him with Ming S. Liu, all effective as of that date. On July 20, 2005, Jeffrey S. Williams resigned as Chief Financial Officer of eGene, effective as of that date. As of the date of this 10-QSB Quarterly Report, we have not filled the vacancy left by Mr. Williams' resignation. The Company is negotiating the final outcome of future payments to be made to the former CEO, the outcome of which cannot be reasonably determined at this time. As of June 30, 2005, the Company has accrued for all accrued wages and vacation due to the former CEO, amounting to $111,790.

Item 6. Exhibits.

Exhibits:

31.1 302 Certification of Ming S. Liu

32 906 Certification


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                eGene, Inc.



Dated: August 11, 2005          By:  /s/ Ming S. Liu
                                Ming S. Liu
                                Chief Executive Officer, Executive
                                Vice President and Director