Form 10QSB
period 2005-09-30
eGENE, INC.
filed 2005-11-14
CIK 1105409

United States Securities and Exchange Commission
                    Washington, D. C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

            For the quarterly period September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No X
                                        ---    ---

             APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of our outstanding shares of common stock as of September 30, 2005, was 13,439,351 (actual); however, assuming all stockholders of BioCal Technology, Inc., a California corporation ("BioCal"), who did not perfect dissenters' rights in the merger of our wholly-owned subsidiary that was formed for the sole purpose of merging with and into BioCal submit their BioCal shares for exchange under that Agreement and Plan of Merger and by which BioCal became a wholly-owned subsidiary of ours, then there will be 15,624,188 outstanding shares.

Transitional Small Business Disclosure Format (Check One): Yes X  No
                                                              ---   ---
                           eGene, Inc.

                        Table of Contents
                                                                         Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet as of September 30, 2005    3

          Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2005 and 2004          4

          Condensed Consolidated Statements of Cash Flows for the
          Three and Nine Months Ended September 30, 2005 and 2004          5

          Notes to Unaudited Condensed Consolidated Financial Statements   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            9

Item 3.   Controls and Procedures                                         13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                               15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 3.   Defaults upon Senior Securities                                 15

Item 4.   Submission of Matters to a Vote of Security Holders             15

Item 5.   Other Information                                               15

Item 6.   Exhibits                                                        15

SIGNATURES

                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


               CONDENSED CONSOLIDATED BALANCE SHEET
                           (unaudited)
                            30-Sep-05
                              ASSETS
Current Assets
      Cash                                         $  250,186
      Accounts Receivable                             104,683
      Inventory                                       312,908
                                                   ----------
   Total Current Assets                               667,777
   Fixed Assets
      Computer Equipment                               42,994
      Equipment and Machinery                          42,858
      Furniture and Fixtures                           18,413
      Tooling                                         234,347
      Less Accumulated Depreciation                   (90,794)
                                                   ----------
   Total Fixed Assets                                 247,818
   Other Assets
      Deferred Patent and Amortizable Cost            301,401
      Deposits                                         23,903
                                                   ----------
   Total Other Assets                                 325,304
                                                   ----------
TOTAL ASSETS                                        1,240,899
                                                   ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Current Liabilities
      Accounts Payable                             $  124,084
      Accrued Payroll & Payroll Liabilities           277,466
      Accrued Vacation Pay                             32,851
      Warranty Accrual                                 43,645
      Other Current Liabilities                            50
                                                   ----------
   Total Current Liabilities                          478,096
                                                   ----------
   Total Liabilities                                  478,096

   Stockholders' Equity
      Common Stock                                     15,624
      Additional Paid in Capital                    4,711,457
      Deposit for Future Stock Subscription           400,000
      Deficit Accumulated during Development Stage (4,364,278)
                                                   ----------
   Total Stockholders' Equity                         762,803
                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          1,240,899
                                                   ==========
See accompanying notes to the condensed consolidated financial statements.

                           eGene, Inc.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                           (unaudited)
                                                                        From
                                                                     Inception
                               Three     Three     Nine      Nine     3/1/1999
                               Months    Months    Months    Months
                               Ended     Ended     Ended     Ended       To
                             9/30/2005 9/30/2004 9/30/2005 9/30/2004 9/30/2005

Revenues
   Sales                  $ 223,555 $  283,026 $ 707,695 $ 542,718 $1,604,704
   Services                       -          -     5,420         -    128,062
                          --------- ---------- --------- --------- ----------
Total Revenues              223,555    283,026   713,115   542,718  1,732,766
                          --------- ---------- --------- --------- ----------
Cost of Goods Sold          107,810    117,327   356,402   257,812    881,643
                          --------- ---------- --------- --------- ----------
Gross Profit                115,745    165,699   356,713   284,906    851,123
                          --------- ---------- --------- --------- ----------
Expenses
      Accounting & Audit      3,785      2,000    30,734    12,663     64,740
      Amortization &
       Depreciation           7,685      5,560    22,522    24,302    101,338
      General Office
       Expenses               3,829      5,746     8,082    13,354    103,359
      Insurance              23,798     23,083    56,095    43,542    151,361
      Legal Expenses         19,374     41,964    32,807    50,847     43,419
      Manufacturing &
       Production            10,858      2,535    18,386    18,227     18,386
      Marketing & Sales      21,461     18,389    62,774    43,529    307,960
      Office Equipment          596      2,390     3,325     6,137     17,171
      Office Supplies         1,987      2,065     6,934    10,038      6,934
      Postage and Delivery    1,222      2,830     7,191     5,124     15,462
      Professional Fees      11,742     52,333    31,801    52,333    280,947
      Rent - Building        22,222     18,080    65,926    30,080    171,844
      Research &
       Development           14,003     82,319    46,806   347,334  1,122,069
      Salaries, Wages &
       Taxes                178,152    153,513   651,307   474,877  2,802,003
      Telephone & Utilities   6,033      5,117    15,887    12,698     75,186
      Property and State
       Taxes                      -          -     1,236     1,286      1,236
                          --------- ---------- --------- --------- ----------
Total Expenses              326,747    417,924 1,061,813 1,146,371  5,283,415
                          --------- ---------- --------- --------- ----------
Net Operating Loss         (211,002)  (252,225) (705,100) (861,465)(4,432,292)
                          --------- ---------- --------- --------- ----------
Net Other Income              1,219      2,864     4,369     4,070     63,373
                          --------- ---------- --------- --------- ----------
Net Loss Before Income
Taxes                      (209,783)  (249,361) (700,731) (857,395)(4,368,919)
                          --------- ---------- --------- --------- ----------
Current Year Provision
for Income Taxes                  -          -         -         -          -
                          --------- ---------- --------- --------- ----------
Net Loss                   (209,783)  (249,361) (700,731) (857,395)(4,368,919)
                          --------- ---------- --------- --------- ----------
Loss Per Share                (0.01)     (0.02)    (0.04)    (0.08)     (0.62)
                          --------- ---------- --------- --------- ----------
Average Shares
Outstanding             15,624,188 12,833,305 15,584,446 11,197,406 7,058,009

See accompanying notes to the condensed consolidated financial statements.

                           eGene, Inc.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                                                        From
                                                                     Inception
                               Three     Three     Nine      Nine     3/1/1999
                               Months    Months    Months    Months
                               Ended     Ended     Ended     Ended       To
                             9/30/2005 9/30/2004 9/30/2005 9/30/2004 9/30/2005

CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Income (Loss)      $(209,783)$(249,361)$(700,731)$(857,395)$(4,368,919)
   Adjustments to Net Income

   Amortization               1,301       231     3,905     1,460      10,545

   Stock Issued for Services                                           72,177

   Depreciation               6,384     5,329    18,617    33,747      75,367
   (Increase) decrease in
     current assets           1,973  (388,749)   86,365  (430,485)   (424,292)
   Increase (decrease) in
     current liabilities    (25,864) (190,344)   65,166    31,006     483,075
                          --------- --------- --------- ---------  ----------
Net cash provided (used)
by operating activities    (225,989) (822,894) (526,678)(1,221,667)(4,152,047)
                          --------- --------- --------- ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Fixed
    Assets                   (2,657)        -    (3,755)   (19,191)  (332,248)
   (Increase) decrease
    in other assets          (5,051)  (29,550)  (31,723)   (60,766)  (335,849)
                          --------- --------- --------- ---------- ----------
Net cash provided (used)
by investing activities      (7,708)  (29,550)  (35,478)   (79,957)  (668,097)
                          --------- --------- --------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital Stock Issued
   / Deposit for Future
   Stock Subscriptions      400,000 1,521,956   410,583  1,860,198  5,070,330
                          --------- --------- --------- ---------- ----------
Net Increase (Decrease)
in Cash                     166,303   669,512  (151,573)   558,574    250,186

Cash at beginning of period  83,883   164,254   401,759    275,192          -
                          --------- --------- --------- ---------- ----------
Cash at end of period       250,186   833,766   250,186    833,766    250,186
                          ========= ========= ========= ========== ==========
Supplemental disclosure of
   Interest paid                  -         -         -          -
   Income tax paid                -         -       800        800
   Item not affecting cash        -         -         -          -

 See accompanying notes to the condensed consolidated financial statements.

                           eGene, Inc.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2004.

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

                           eGene, Inc.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005

                          (Unaudited)

During the three months ended September 30, 2005, we received $400,000 from "accredited investors" as deposit for future private placement subscription of "restricted securities" while the private placement subscription documents were still pending in the negotiation process. As of the date of this 10-QSB Quarterly Report, we have not yet finalized the private placement subscription documents for the deposit.

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

The following table illustrates the effect on net loss and net loss per share if eGene had applied the fair value recognition provisions of SFAS No.
123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- and amendment of FASB Statement No. 123." For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line allocation method. eGene's pro forma information is as follows:

              Three Months Ended September 30, Nine Months Ended September 30,
                            2005       2004            2005          2004
Net loss, as reported   $(209,783)  $(249,361)     $(700,731)     $(857,395)

Compensation cost under
fair value-based accounting
method, net of tax          1,387          92          2,833            803

Net loss, pro forma      (211,170)   (249,453)      (703,564)      (858,198)

Net loss per common share
Basic and Diluted
As reported             $   (0.01)   $  (0.02)     $   (0.04)    $    (0.08)

Pro forma                   (0.01)      (0.02)         (0.05)         (0.08)

Weighted average shares 15,624,188  12,833,305     15,584,446     11,197,406

The fair value under FAS 123 for options and equity awards granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

            Expected life (years)       5-8
            Interest rate                 3%
            Volatility                    0%
            Dividend yield                0%
                           eGene, Inc.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005

                          (Unaudited)

4.  INVENTORIES

Inventories are stated at the lower of cost or market. Inventories at September 30, 2005 consisted of the following:
                                                 September 30,
                                                     2005

           Finished goods                        $      60,500
           Raw materials                               252,408
                                                 -------------
           Total                                 $     312,908
                                                 =============
5.  SUBSEQUENT EVENTS

On October 18, the company announced that it has signed a collaboration agreement with Professor Andras Guttman, Marie Curie Chair of the European Commission, the head of the Horvath Laboratory of Bioseparation Sciences in the University in Innsbruck, Austria. This collaboration agreement will allow eGene to work closer with Professor Guttman's laboratory on more genetic testing including haplotyping. The study was also supported by the Austrian Genome program (GenAu), the Hungarian Ministry of Health and Education (Szent-Gyorgyi Program), and the European Commission (Marie Curie Actions). A healthy population of 100 individuals of Hungarian origin was investigated for genotype frequencies for two important polymorphisms in the deoxycytidine Kinase. Since 2004, the company has shipped over 100 units of high-performance genetic analyzer (HDA-GT12(TM))to research laboratories worldwide. These instruments are being currently used for a wide variety of applications including microsatellite analysis, restriction digest sample quality checks as well as oligonucleotide quality checks.

On October 26 to 28, the company exhibited at the American Society of Human Genetics Conference (ASHG) in the Salt Palace Convention Center at Salt Lake City. eGene attended this meeting to introduce the company and products to the people in human genetics society. Live demonstrations were conducted with the HDA-GT12(TM) system during this conference so people could experience the differences between traditional genetic analysis method and our automated system.

6.  FUTURE PRIVATE PLACEMENT SUBSCRIPTION OF RESTRICTED SECURITIES
During the three months ended September 30, 2005, we received $400,000 from "accredited investors" as deposit for future private placement subscription of "restricted securities" while the private placement subscription documents were still pending in the negotiation process. As of the date of this 10-QSB Quarterly Report, we have not finalized the private placement subscription documents for the deposit.

We also have an additional $201,000 in a simultaneous private placement that is being held in escrow by our legal counsel that is subject to receipt of minimum funding of $250,000, exclusive of the aforesaid $400,000.

7.  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2005, we purchased parts from a manufacturing company, whose ownership includes one of our directors and shareholders. The total purchases were $14,359. The total balance owed to this party as of September 30, 2005 was $14,359.

During the three months ended September 30, 2005, we received $14,198 in product sales from a shareholder. The party's accounts receivable balance as of September 30, 2005 was $4,212.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005, and for the three and nine month periods ended September 30, 2005 and 2004, should be read in conjunction with our financial statements included in our 10-KSB Annual Report for the year ended December 31, 2004, that was filed with the Securities and Exchange Commission on April 15, 2005 (the "2004 10-KSB Annual Report").

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

Executive Summary.

Business.

Currently, genetic analyses performed in most research and application laboratories use traditional slab-gel electrophoresis systems, a technology which was developed more than 20 years ago and has not seen a major face-lift since its inception. The slab-gel method is labor intensive and time consuming. A new replacement technology is expected to be developed for current genetic analyses.

eGene believes the answer lies in a high-throughput and high-performance automated genetic analysis system. Such systems can take many forms, whether they involve instrumentation, reagent and software configuration - but they must be affordable and acceptable for routine analysis.

Therefore, eGene has designed a reliable genetic analysis system based on the micro-channel concept of capillary electrophoresis. Our systems provides automated, affordable, rapid and accurate quantitative genetic analysis, especially for polymerase chain reaction (PCR) amplified DNA products, which represents a large segment of the genetic analysis market.

We believe the usage of the high-throughput and low-cost HDA-GT12 system will remove the high-cost genetic service barrier and stimulate a greater demand for low-cost genetic analysis tools. More users are expected to enter the genetic analysis business.

Our HDA-GT12 (High-Performance Genetic Analyzer) system detects, quantifies, identifies and characterizes biological organisms. It advances and automates many routine and non-routine genetic laboratory and industrial procedures that include, but are not limited to, new and improved production methods, enhanced and novel product development opportunities, quality control, security, genetic identity, paternity, crime, bioterrorism, pathogen detection, drug monitoring, safety methods and overall productivity.

We are developing three channels to distribute our complete system solutions to customers: Distributing directly to customers, distributing indirectly through our international network of distributors and distributing through our developing original equipment manufacturer ("OEM") channels. Our OEM distribution channel enables us to extend the commercial potential of our advanced technologies into new industries and new applications with experienced commercial partners. In the OEM channel, we plan to provide our enabling technologies to potential commercial partners who will then integrate the application solution and market them to their end customers.

Critical Accounting Policies, Estimates and Assumptions.

We consider our accounting policies related to revenue recognition, inventory reserve and warranty accrual to be critical. Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual, are a number of significant estimates, assumptions and judgments. These include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies since we filed our 2004 Annual Report on Form 10-KSB with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-KSB.

Third Quarter Overview.

During the third quarter of 2005, our sales decreased $59,471, or 21%, from sales of $283,026 in the third quarter of 2004. This decrease in our quarterly sales reflects the fluctuation in some of our distribution channels.

During the third quarter of 2005, U.S. Patent Office has issued to us two patents: U.S. Pat. No. 6929779 titled "Optical detection in bio-separation device using axial radiation output on August 16 and U.S. Pat. No. 6932940 titled "Optical detection in bio-separation device using axial radiation input" on August 23.

Severe new equity funding delays are creating material commercial success uncertainties for us. Our accompanying financial statements have been prepared assuming we will continue as a going concern. However, as discussed in Note 2 to our audited financial statements of our year ended December 31, 2004, that are contained in the 2004 10-KSB Annual Report, we have accumulated losses and are still developing our planned principal operations. These factors and ongoing delays in new funding raise doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have limited financial resources and our operations from inception through September 30, 2005, have been unprofitable. We are still commencing our planned principal operations and seeking increased capital funding. If we are unsuccessful in our efforts and cannot attain sufficient profitable operations or if we cannot obtain additional sources of funding or investments, we may substantially curtail or terminate our operations.

At a meeting held on July 19, 2005, our Board of Directors voted to remove Dr. Udo Henseler as Chief Executive Officer (CEO) of our Company and to replace him with Ming S. Liu, all effective as of that date. On July 20, 2005, Jeffrey
S. Williams resigned as our Chief Financial Officer, effective as of that date. As of the date of this 10-QSB Quarterly Report, we have not filled the vacancy left by Mr. Williams' resignation. We are negotiating the final outcome of future payments to be made to our former CEO, the outcome of which cannot be reasonably determined at this time. As of September 30, 2005, we have accrued for all accrued wages and vacation due to our former CEO, amounting to $111,790.

Results of Operations.

Revenue.

Total sales decreased for the three months ended September 30, 2005, as compared to the same period in 2004. Our sales decreased $59,471, or 21% from sales of $283,026 in the third quarter of 2004. This decrease in our quarterly sales reflects the fluctuation in some of our distribution channels. The major sale decrease in the third quarter of 2005 was within Japan market. It was mainly due to government budget delay according to our distributor. During the third quarter of 2005, we observed the sale activities increase in Europe and Asia as compared to the same period in 2004.

                   Three Months Ended
                        September 30,

                    2005      2004       $change   %change 2004

Total Revenues     $223,555  $283,026    ($59,471)    (21%)

Cost of Sales.

In addition to our goal of attaining more sustainable revenue growth, we are continuing to focus on improving our gross margins and controlling product costs by working with cost effective global sourcing partners.

Expenses.

Total expenses for the quarter ended September 30, 2005, were $326,747, which was $91,177 lower as compared to the same period in 2004.

The major expense decreases were for legal expenses and professional fees related to merger activities in 2004.

We expect to devote additional expense resources to substantially strengthening and broadening our marketing and sales infrastructure, and for other general corporate activities.

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

The net loss for the quarter ended September 30, 2005, was $209,783, which was $39,578 lower compared to the previous year's quarterly loss of $249,361.

Liquidity and Capital Resources.

Our cash and cash equivalents were $250,186 at September 30, 2005, compared to $833,766 at September 30, 2004.

We have financed our operations primarily through equity sales and initial product sales and services. The inclusion of BioCal operations after July 14, 2004, had a significant impact on our business and the comparability of cash flows on a period-over-period basis.

Related Transactions.

During the three months ended September 30, 2005, we purchased parts from a manufacturing company, whose ownership includes one of our directors and shareholders. The total purchases were $14,359. The total balance owed to this party as of September 30, 2005 was $14,359.

During the three months ended September 30, 2005, we received $14,198 in product sales from a shareholder. The party's accounts receivable balance as of September 30, 2005 was $4,212.

Cash Flows.

                                   Three Months Ended
                                         September 30,
                                     2005       2004        $change

Net Cash provided (used)
by operating activities       $(225,989)     $(822,894)     $596,905

Cash Flows from
investing activities            $(7,708)      $(29,550)      $21,842

Cash Flows from
Financing activities           $400,000     $1,521,956   $(1,121,956)

Operating Activities.

During the three months ended September 30, 2005, we used $225,989 of cash for operating activities as compared to $822,894 of cash used in the same period of 2004.

Investing Activities.

Investing activities during the three months ended September 30, 2005, were $2,657 for purchase of fixed assets and $5,051 for additional costs incurred for deferred patent legal fees and additional facility deposit.

Financing Activities.

During the three months ended September 30, 2005, we received $400,000 from "accredited investors" as deposit for future private placement subscription of "restricted securities" while the private placement subscription documents were still pending in the negotiation process. As of the date of this 10-QSB Quarterly Report, we have not finalized the private placement subscription documents for the deposit.

If, however, our current in-progress private placement of "restricted securities" to "accredited investors" only is successful and we achieve the revenues to be derived from our commercial sales of our products, our cash balances will be sufficient to fund our operations at least through 2005.

Our actual cash needs could vary considerably depending upon how successful we are in our efforts to obtain additional sources of funding or investments, opportunities and commercial uncertainties that may arise over the course of the remaining period of 2005 and the full year 2006. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. An inability to obtain additional financing may force delays in R&D, marketing and sales activities and, ultimately, cause us to cease operations.

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

Item 3. Controls and Procedures.

We have evaluated our "disclosure controls and procedures" and our "internal controls and procedures for financial reporting" as of September 30, 2005. This evaluation was done under the supervision and with the participation of management.

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with our evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer, Executive VPs and Business Manager did not identify any change in our internal control over financial reporting during the three months ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. It should be noted though that eGene is a young and emerging biotechnology company with limited resources, funding and personnel, and that our evaluation of controls and procedures were conducted in good faith considering the economic environment of our Company.

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

There were no material changes in our internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2005, we received $400,000 from "accredited investors" as deposit for future private placement subscription of "restricted securities" while the private placement subscription documents were still pending in the negotiation process. As of the date of this 10-QSB Quarterly Report, we have not yet finalized the private placement subscription documents for the deposit.

We also have an additional $201,000 in a simultaneous private placement that is being held in escrow by our legal counsel that is subject to receipt of minimum funding of $250,000, exclusive of the aforesaid $400,000.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

At a meeting held on July 19, 2005, our Board of Directors of eGene voted to remove Dr. Udo Henseler as Chief Executive Officer (CEO) of our Company and to replace him with Ming S. Liu, all effective as of that date. On July 20, 2005, Jeffrey S. Williams resigned as our Chief Financial Officer, effective as of that date. As of the date of this 10-QSB Quarterly Report, we have not filled the vacancy left by Mr. Williams' resignation. We are negotiating the final outcome of future payments to be made to the former CEO, the outcome of which cannot be reasonably determined at this time. As of September 30, 2005, we have accrued for all accrued wages and vacation due to the former CEO, amounting to $111,790.

Item 6. Exhibits.

Exhibits:

31.1 302 Certification of Ming S. Liu

32 906 Certification

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                eGene, Inc.



Dated: November 14, 2005        By:  /s/ Ming S. Liu
                                Ming S. Liu
                                Chief Executive Officer, Executive
                                Vice President and Director