Form 10KSB
period 2005-12-31
eGENE, INC.
filed 2006-04-03
CIK 1105409

U. S. Securities and Exchange Commission
                    Washington, D. C. 20549

                          FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934

          For the fiscal year ended December 31, 2005

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
(State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization

                          17841 Fitch
                        Irvine, CA 92614
                        ----------------
             (Address of Principal Executive Offices)

           Issuer's Telephone Number: (949) 250-8686

   Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

                Common Stock, $0.001 par value

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes X (2) Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year (December 31, 2005) were: $1,293,839.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No [X]

The aggregate market value of the voting stock held by non-affiliates (14,363,211 shares) of the Registrant based on the last sale price ($1.47) of such stock as reported by the OTCBB of the National Association of Securities Dealers, Inc. on March 28, 2006, was approximately $21,113,920.

The number of shares outstanding of the Registrant's common stock, as of March 24, 2006, was 17,411,344 (actual); however, assuming all BioCal (as defined herein) stockholders who did not perfect dissenters' rights under Biocal's merger with and into our wholly-owned subsidiary submit their BioCal shares for exchange under the merger, then there will be 18,117,517 outstanding shares.

Transitional Small Business Disclosure Format: Yes [X]

                Documents Incorporated by Reference

A description of "Documents Incorporated by Reference" is contained in the
Exhibit Index, Part III, Item 13, of this Annual Report.

                           eGene, Inc.
                           FORM 10-KSB
           For the Fiscal Year Ended December 31, 2005

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

                           PART III
Item 9.        Directors and Executive Officers of the Registrant
Item 10.       Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.       Certain Relationships and Related Transactions
Item 13.       Exhibits and Reports on Form 8-K
Item 14.       Principal Accountant Fees and Services.
Item 15.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K
Signatures
Ex- .. Consent of Mantyla McReynolds, CPA's
Ex- .. Certification of CEO
Ex- .. Certification of CFO
Ex- .. Certification pursuant to Section 906 CEO
Ex- .. Certification pursuant to Section 906 CFO

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

PART I

Item 1. Business.

Overview.

We are an emerging biotechnology company that utilizes the core technologies of capillary electrophoresis, microfluidics, advanced reagents liquid handling and automation to create a novel DNA/RNA analysis system for biological materials and life sciences testing. Our current operations resulted from a merger of BioCal Technology, Inc., a private California biotechnology operating company ("BioCal"), with and into our wholly-owned subsidiary in July of 2004. Our objective and strategy is to provide new, effective and superior biological testing tools for improved decision making and deliver applications to these industries that we believe will have immediate commercial relevance.

Our Company's first product, the HDA-GT12 genetic analyzer, is a revolutionary tool for the multi-billion dollar genetic analysis market. The HDA-GT12, which is short for "high performance DNA analyzer for genotyping on 12 channels," replaces time-consuming slab gel electrophoresis methods used to separate segments of DNA. Slab gel electrophoresis, a technology that was developed more than 20 years ago and has not undergone a major facelift since its inception, requires extensive manual manipulation and hours or days of tedious procedures that are prone to human errors. The slab gel electrophoresis method also lacks high throughput capabilities, detection sensitivity, and resolution. In contrast, the HDA-GT12 genetic analyzer using capillary electrophoresis-based technology produces highly accurate results in minutes. DNA analysis is the key to understanding and combating certain genetic ailments found in humans, animals and agriculture. The immediate impact of certain genetic modifications (mutations) is now visible in everyday life. Outbreaks of diseases such as the avian flu and GMO food products have lead to a heightened public awareness of genetic modification/mutations affecting global health and commerce. The introduction of eGene's cost-effective and automated genetic analyzer allows government regulators, agricultural and livestock food safety managers, and Point of Care clinicians/doctors to effectively monitor genetic-level mutations, potentially saving lives, goods and money in a timely and responsible manner.

Technology and Products.

eGene's HDA-GT12 genetic analyzer is a cost-effective system for high efficiency DNA/RNA separation. The eGene system uses patented fluorescence multiplexed detection made possible by the Company's proprietary multi-channel capillary gel-cartridge with an integrated unique gel-matrix chemistry formulation to identify the different base-pairs within the analyzed sample. The multi-channel capillary cartridge allows the automated system to analyze multiple samples of DNA concurrently.

The following are key features and benefits of the HDA-GT12 genetic analyzer:

     * It includes testing systems, consumable gel cartridges and software as a turn key solution for genetic analysis.

     * It can hold up to 96 samples in a single sample plate for automated analysis.

     * It uses the capillary electrophoresis approach as a reliable method of analyzing multiple DNA samples in an efficient manner.

     * It was developed for rapid DNA/RNA separation and detection as a timely alternative for the genetic analysis market.

     * It integrates multiple labor intensive manual operations into a single automated process to reduce human errors.

     *    It generates high quality digital data.

     * It provides high resolution and high sensitivity detection for more accurate and consistent data.

     * It is a small sized portable desktop system, which is durable and transportable.

     * It is an affordable system and has low testing costs compared to conventional capillary electrophoresis instruments.

We believe our HDA systems can accelerate experiments and expand individual researcher capability, as compared to molecular separations such as electrophoresis which may take hours using conventional equipment. An example of Down syndrome genetic analysis (Scientific Publication in Analytical Biochemistry Vol. 304, May 2005) demonstrates that eGene's system can analyze 12 DNA samples in less than 3 minutes, much faster than the current 3 to 4 hours of total processing time required for conventional lab gel electrophoresis methods. Management also intends to continue vigorously developing new, lower cost versions of genotyping systems with enhanced features that address existing or emerging customer needs for different applications.

Sales Channels.

We sell our products through three channels: directly to customers, indirectly through our international network of distributors; and through our (at this stage, early and developing) original equipment manufacturer ("OEM") channels. Through these channels, we sell complete systems solutions, developed by us, to end customers. By using direct and indirect distribution as well as OEM channels to maximize penetration of our products and technologies into the marketplace, we seek to position eGene, Inc. as a leader in the low-cost genomics testing tools market. We expect to derive a significant portion of revenue from aftermarket products, including consumable and accessory products.

Partnerships.

An important element of our growth strategy will be the formation of strategic collaborations with other life science technology providers and our customers. We believe these relationships will allow us to enhance our future market position by increasing our research and development capabilities. Under these arrangements, we expect our collaborators to typically fund a portion of our development costs for a particular product and work with our research and development team to develop new products that meet the needs of our customer base.

Backlog.

We define backlog as the total value of open orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent 12 month period. For a portion of our sales, we manufacture products based upon our forecast of customer demand and maintain inventories in advance of receipt of orders from our customers. Our products are generally shipped within 30 days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales in any succeeding quarter. Consequently, we are dependent on obtaining orders for products to be shipped in the same quarter that the order is received. Accordingly, we have limited visibility of future product shipments, and our results of operations are subject to variability from quarter to quarter.

Research and Development.

We are prioritizing our current research and development projects that we believe have the greatest potential commercial value. We are also pursuing a shared investment risk approach to R&D in which we have our customers or potential customers share in the expense of an R&D project. Our product development efforts are currently principally focused on new applications and capabilities for our existing instruments and the development of new instrument platforms.

We expect our research and development spending to increase at a slower rate than increases in revenue in the future as we focus on those opportunities with maximum commercial viability and share the funding of R&D programs with other partners if possible and our own commercial growth.

Manufacturing.

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

Employees.

As of December 31, 2005, we had a total of 10 full time employees and one contractor. We have been outsourcing certain accounting, legal and distribution functions. Research and development, final product assembly personnel and marketing and administration compose the personnel pool. Increase in personnel is expected to be commensurate with expected growth in revenue and associated operations.

Suppliers.

Currently we do not experience delays or shortages caused by suppliers. Our management believes that alternative sources can be obtained at the same prices and on substantially the same terms and conditions, if necessary, for most sole and limited source parts. We maintain only a limited number of long-term supply agreements with our suppliers. However, our reliance on a limited group of suppliers involves several risks, including that:

     * we may be unable to obtain an adequate supply of required components;
     * we may have reduced control over pricing and the timely delivery of components and subassemblies; and
     * suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

If we are forced to seek alternative sources of supply or to manufacture such components or subassemblies internally, we may be forced to delay our productions or redesign company systems, which may prevent us from shipping our systems to customers on a timely basis.

Competitive Business Conditions.

While there are several other vendors that produce DNA analyzers for commercial use, we believe that the HDA-GT12 has a unique market position with efficiency, timeliness and decreased costs.

However, we may encounter some competition from a number of life science tools companies in the areas of high-throughput screening, liquid handling and bio-separations analysis. In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our core technologies of capillary electrophoresis, reagents, microfluidics, liquid handling and automation products over alternative established technologies and products. We will also need to demonstrate the potential economic value of Company products relative to these conventional technologies and products. Our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us may be made obsolete either by less expensive or more effective products based on similar or other technologies.

Some of the companies that provide products which may be optimized for genotyping applications include Applied Biosystems, Agilent, Amersham Biosciences, Beckman Coulter, Bio-Rad Laboratories, PerkinElmer and Tecan. In many instances, our competitors have or will have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Moreover, competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic. We cannot assure that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially more attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

Intellectual Property.

Key to our business strategy is the development of an intellectual property portfolio. Consistent with this strategy, we are endeavoring to protect our patent portfolio as appropriate. In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. We seek patent protection on our system technologies. These patents and applications are directed to various areas which we believe are valuable to our business, including among others:

     *    6 issued patents in USA
          o US patent 6,529,275 (March 2003) Optical detection in bio-separation device using a widened detection zone
          o US patent 6,645,718 (November 2003) DNA sample collection for identification
          o US patent 6,828,567 (December 2004) Optical detection in a multi-channel bio-separation system
          o US patent 6,870,165 (May 2005) Multi-color multiplexed analysis in a bio-separation system
          o US patent 6,929,779 (August 2005) Optical detection in bio-separation device using axial radiation output
          o US patent 6,932,940 (August 2005) Optical detection in bio-separation device using axial radiation input
     *    1 international patent issued in Taiwan
          o Taiwan patent I243242 (November 2005) Optical detection in a multi-channel bio-separation system
     *    6 patents pending

Our Company has received confirmation from the China Patent Office of its decision to grant a patent for "Optical detection in a multi-channel bio-separation system."

We also rely upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets and to operate without infringing the proprietary rights of third parties. A failure to maintain some or all of the rights to these technologies could seriously harm our business.

Access to Certain Public Information.

We file or furnish electronically with the Securities and Exchange Commission (or the "SEC") our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other filings that contain information regarding companies that file electronically with the SEC, including our Company. The address of that website is http://www.sec.gov.

Environmental Matters.

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

The following are applicable to us:

Sarbanes-Oxley Act.

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

Small Business Issuer.

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer. We are deemed to be a "small business issuer."

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Other Business Risks.

In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our products may not achieve wide market acceptance. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below under "Risk Factors Affecting Operating Results" contained in Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Properties.

Our headquarters are located in Irvine, California, where we occupy one leased facility totaling approximately 8,000 square feet which houses research and development, marketing, final assembly of product, warehousing and administration. The current monthly lease is $ 7,469. The lease will expire in 2009 unless we exercise our option to extend the lease. Estimated space allocation in our location is approximately as follows: laboratories, 1,500 square feet; Office space, including marketing, sales, engineering and administration, 2,500 square feet; manufacturing, receiving, shipping and warehousing, 3,500 square feet.

Item 3. Legal Proceedings.

There are no material legal proceedings pending against or involving us; and none of our directors, executive officers or 10% stockholders is party to any action adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of 2005, or otherwise during 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities

Our shares of common stock have been traded on the OTC Bulletin Board (the "OTCBB") since quarter ended December 31, 2004, under the symbol "EGEI". The following are the high and low bid and asked quotations on our common stock on the OTCBB during the periods indicated:

Market Prices and Bid Information for Common Stock.
                                               Bid
                                               ---
Quarter Ended                     High                   Low
-------------                     ----                   ---
January 1, 2004
through
March 31, 2004                    $.02                   $.02

April 1, 2004
through
June 30, 2004                     $.02                   $.02

July 1, 2004
Through
September 30, 2004               $1.05                   $.02

October 1, 2004
through
December 31, 2004                $1.10                   $.30

January 1, 2005
through
March 31, 2005                   $1.15                   $.51

April 1, 2005
through
June 30, 2005                    $1.15                   $.25

July 1, 2005
Through
September 30, 2005                $.30                   $.13

October 1, 2005
through
December 31, 2005                 $.41                   $.17

This information was obtained from the National Association of Securities Dealers, Inc. or other qualified interdealer quotation medium. The foregoing quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

Holders.

As of March 24, 2006, there were approximately 1,430 holders of record of our common stock.

Dividends.

We have not declared or paid any dividends with respect to our common stock during the past two years. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions on payment of dividends, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information.

We adopted a Stock Option Plan in 2004 for 2,000,000 shares maximum, in order to attract and retain key employees and to provide staff with equity incentives in order to promote our financial success. In the event our outstanding shares are changed by a stock dividend, split or other recapitalization or similar event, such options shall be proportionately adjusted.


                                     Options
                                     -------

                                              Weighted
                                              Average
                                              Exercise
             2004              Shares         Price

Granted                        200,000        $  0.05
Exercised                      211,667           0.05
Forfeited/expires               25,000           0.05
Outstanding at December 31   1,578,475           0.05
Exercisable                  1,094,675           0.05

                                     Options
                                     -------

                                              Weighted
                                              Average
                                              Exercise
             2004              Shares         Price

Granted                      1,000,696        $  0.05
Exercised                    1,641,942           0.05
Forfeited/expires               40,000           0.05
Outstanding at December 31   1,622,642           0.05
Exercisable                    902,293           0.05


Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Sales of Restricted Securities.

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

5. We issued an aggregate of 11,667 shares of common stock on the exercise of options that were granted to one employee on March 17, 2005.

6. We issued an aggregate of 96,667 shares of common stock on the exercise of options that were granted to one member of management on March 21, 2005.

7. Effective November 30, 2005, pursuant to the offer and sale of Units at a price of $0.30 per share, with each Unit consisting of one share of our common stock that constituted "restricted securities" and one warrant to acquire one additional share that also constituted "restricted securities" of our common stock at an exercise price of $0.45 per share, 2,333,332 Units were sold consisting of 2,333,332 shares of common stock and 2,333,332 warrants. All of these warrants have not been exercised.

8. Effective December 23, 2005, pursuant to the offer and sale of Units at a price of $0.30 per share, with each Unit consisting of one share of our common stock that constituted "restricted securities" and one warrant to acquire one additional share that also constituted "restricted securities" of our common stock at an exercise price of $0.45 per share, 160,000 Units were sold consisting of 160,000 shares of common stock and 160,000 warrants. All of these warrants have not been exercised.

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

Use of Proceeds of Registered Securities.

There were no proceeds received during the calendar year ended December 31, 2005, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read with "Selected Financial Data" and our financial statements and notes included elsewhere in this Annual Report. The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report should be read as applying to all related forward-looking statements wherever they appear in this Annual Report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Factors Affecting Operating Results" below as well as those discussed elsewhere.

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

Overview.

We are an emerging biotechnology company that utilizes the core technologies of capillary electrophoresis, microfluidics, advanced reagents liquid handling and automation to create a novel DNA/RNA analysis system for biological materials and life sciences testing. Our current operations resulted from a merger of BioCal Technology, Inc., a private California biotechnology operating company ("BioCal"), with and into our wholly-owned subsidiary in July of 2004. Our objective and strategy is to provide new, effective and superior biological testing tools for improved decision making and deliver applications to these industries that we believe will have immediate commercial relevance.

Our Company's main product, the HDA-GT12 genetic analyzer, is a revolutionary tool for the multi-billion dollar genetic analysis market. The HDA-GT12 genetic analyzer replaces the time-consuming slab gel electrophoresis method used to separate segments of DNA. Slab gel electrophoresis, a technology that was developed more than 20 years ago and has not undergone a major facelift since its inception, requires extensive manual manipulation and hours or days of tedious procedures that are prone to human error. The slab gel electrophoresis method also lacks high throughput capabilities, detection sensitivity, and resolution. In contrast, the HDA-GT12 genetic analyzer using capillary electrophoresis-based technology produces highly accurate results in minutes.

DNA analysis is the key to understanding and combating certain genetic ailments found in humans, animals, and agriculture. The immediate impact of certain genetic modifications (mutations) is now visible in everyday life. Outbreaks of diseases such as the avian flu and GMO food products have lead to a heightened public awareness of genetic modification/mutations that affect global health and commerce. The introduction of eGene's cost-effective and automated genetic analyzer allows government regulators, agricultural and livestock food safety managers, and Point of Care clinicians/doctors to effectively monitor genetic-level mutations, potentially saving lives, goods, and money in a timely and responsible manner.

The HDA-GT12 system is designed to detect, quantify, identify and characterize biological organisms. It automates the routine and non-routine laboratory and industrial procedures that are reactions to the introduction of new production and product developments such as: quality control; genetic identity; paternity; bioterrorism; pathogen detection; and drug monitoring. Our management believes that our products have a strong potential to be used commercially. The HDA-GT12 system has shown that with a broad customer and market base we are not dependent for our success or long-term survival on any single customer or market niche.

We sell our products through three channels: directly to customers, indirectly through our international network of distributors; and through our (at this stage, early and developing) original equipment manufacturer ("OEM") channels. Through these channels, we sell complete systems solutions, developed by us, to end customers. By using direct and indirect distribution as well as OEM channels to maximize penetration of our products and technologies into the marketplace, we seek to position eGene, Inc. as a leader in the low-cost genomics testing tools market. We expect to derive a significant portion of revenue from aftermarket products, including consumable and accessory products. While there are several other vendors that produce DNA analyzers for commercial use, we believe that the HDA-GT12 has a unique market position with its efficiency, timeliness, and decreased costs.

Full Year 2005 Overview.

During 2005, we achieved several significant financial milestones. As reflected more extensively in our Audited Consolidated Statements of Operations contained in our Consolidated Financials Statements in Part II,
Item 7, of this Annual Report, our sales increased $435,729 or 51% to $1,293,839 for the year ended December 31, 2005, compared to $858,110 for the year ended December 31, 2004. For the fourth quarter ended December 31, 2005, Compared to the previous year loss of $1,206,290, the net loss for the year ended December 31, 2005, was reduced to $857,052, after taking a one-time charge of $171,098 accrued expenses associated with the settlement with Udo Henseler.

Our continuing goal is to attain sustainable revenue growth through increased sales of our products to a global customer base and by increasing the percentage of our total sales that arises from recurring sales sources such as consumable.

In addition to our goal of attaining more sustainable sales growth, we are continuing to focus on improving our gross margins and controlling product costs by seeking out the benefits of cost effective global sourcing in order to achieve operating cash flow break-even at lower overall sales.

Critical Accounting Policies.

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

Results of Operations.

Net Sales.

Net sales increased $435,729 or 51% for the year ended December 31, 2005, to $1,293,839 compared to $858,110 for the year ended December 31, 2004. This increase in our sales reflects the continuous product sales ramp up that resulted from our new product introductions following our acquisition of the BioCal in July of 2004. We believe that the increases in sales boost our confidence to achieve more appreciable growth in the future.

Cost of Sales.

In addition to our goal of attaining sustainable revenue growth, we are continuing to focus on improving our gross profit margins and controlling product costs by seeking out the benefits of cost effective global sourcing opportunities in order to achieve operating cash flow break-even at lower overall revenues. As a result, cost of sales as a percentage of sales decreased and improved to 45% for the year ended December 31, 2005, from 53% for the year ended December 31, 2004, and gross profit margin increased to 55% for the year ended December 31, 2005, from 47% for the year ended December 31, 2004.

Expenses.

Total expenses for the year ended December 31, 2005, were $1,566,262 including a one-time charge of $171,098 accrued expenses associated with the settlement with Udo Henseler. It was $47,978 lower as compared to the year ended December 31, 2004.

The major expenses levels and decreases were in the areas of research and development materials. The level of ongoing research and development expense is highly dependent upon the number and significance of ongoing projects at any particular time. We currently expect research and development expenses to increase in future periods as we develop new product solutions and enhancements. We expect research and development spending to increase, but only expanding in subsequent years based upon customer demand, market conditions and our commercial growth. Management expects to devote additional expenses resources to continue our research and development efforts to expand support and product development activities and for other general corporate activities.

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

Interest Income (Expense).

Interest income in both 2005 and 2004 are lower primarily due to lower cash, cash equivalents and marketable securities balances.

Liquidity and Capital Resources.

Our cash and cash equivalents were $126,495 at December 31, 2005, compared to $396,780 as of December 31, 2004.

We have financed our operations from inception primarily through equity sales, and initial product sales and services. The inclusion of BioCal's results of operations after July 14, 2004, had a significant impact on the business and the comparability of cash flows on a period-over-period basis.

              Cash Flows          Year Ended December 31,

                                                           Increase/
Cash provided by (used in)         2005          2004      (decrease)
                               ------------ ------------ ------------
Operating activities               (942,676)  (1,597,992)     655,316
Investing activities                (86,192)    (140,619)      54,427
Financing activities                758,583    1,860,199   (1,101,616)

Net (decrease) increase in cash    (270,285)     121,588

Operating Activities.

During the year ended December 31, 2005, we used $942,676 of cash for operating activities as compared to $1,597,992 used in the same period of 2004. Current assets - receivables and other current assets nominally offset by increases in current liabilities - used cash of approximately $85,624, and operations used $857,052 during the year ended December 31, 2005. The increased use of cash for accounts receivable was due to increases of our product sales base. The year end outstanding accounts receivable balance increased from $201,764 to $594,095 from 2004 to 2005. Subsequent to year end, $520,523 of the $594,095 account receivable balance was paid by customers.

We expect to devote additional resources to expand support and product development activities and for other general corporate activities. Selling, General and Administrative expenses are expected to increase primarily due to planned increases in employment costs related to marketing, sales and service functions. We expect selling, marketing and product promotion expenses to increase over the next several years to support the more global commercialization of our products.

Investing Activities.

Investing Activities during the year ended December 31, 2005, used $86,192.

Financing Activities.

During the year ended December 31, 2005, we generated $758,583 in cash from financing activities, reflecting the sale of our common stock in various private placements and stock option exercises.

We believe that our current cash balances, together with the revenue to be derived from sales of our genotyping products, will be sufficient to fund our operations at least through the third quarter of year 2006.

Our future capital requirements will depend on many additional factors, including, among others:

* continued market acceptance of our genotyping products;

* continued progress in future product development programs;

*our ability to maintain and establish additional, partnerships and licensing arrangements;

* the time and costs involved in expanding and maintaining our manufacturing and product development operations;

* the costs involved in potential preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

* the potential need to develop, acquire or license new technologies and products; and

*other factors not within our control.

During 2006, if cash generated by operations is insufficient to satisfy our liquidity and future capital requirements, we may need to sell additional equity or debt securities or obtain credit arrangements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Additional financing may not be available on terms acceptable to us or at all. The inability to obtain additional financing may force delays in research and product development, manufacturing and selling activities.

Commitments.

We lease space at 17841 Fitch, Irvine, California. As of December 31, 2005, we had commitments under facility leases obligations as follows:

                                                        Operating
                                                         Leases
        12 Month Period ended December 31,             Liabilities

        2006                                           $    76,937
        2007                                                79,246
        2008                                                81,623
        2009                                                55,493
        Thereafter                                               -
                                                       -----------
        Total minimum lease and principle payments     $   293,299
                                                       ===========

As of December 31, 2005, we did not have any non-cancelable material purchase commitments with any of our suppliers.

Impact of Inflation.

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Recent Accounting Pronouncements.

In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity Status." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on our Company's financial position or results of operations.

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

In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R superseded FIN 46 and defers the effective date for small business filers until the first reporting period that ends after December 15, 2004 (fourth quarter of 2004). The adoption of FIN 46R is not anticipated to have a material impact on our Company's financial position or results of operation.

Risk Factors Affecting Operating Results.

In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our capillary electrophoresis products may not achieve wide market acceptance. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below.

The following risk factors should be considered, among others, in evaluating our business, products and prospects. This list is not inclusive.

Our Genotyping Products May Not Achieve Wide Market Acceptance, Which Could Cause Revenue to Grow Slowly or Decline.

Our genotyping products, which we developed, have only begun to be used commercially since 2004. If these systems do not gain wide market acceptance, our revenue may grow slowly than expected or decline. The commercial success of our genotyping products will depend upon capital spending by our potential customers, and market acceptance of the merits of our genotyping capillary electrophoresis systems by biotechnology companies, academic research centers, government agencies, and other companies that rely upon genotyping analyses. Market acceptance will depend on many factors, including :

* ability to demonstrate the advantages and potential economic value of our genotyping systems over alternative established technologies;

* capital spending by our customers and potential customers, which has been sluggish as a result of economic conditions and other industry- specific factors; and

* ability to market our genotyping systems.

The genotyping productivity tools equipment market is competitive and is characterized by technological change and frequent new product introductions. The commercial success of our genotyping systems depends upon continued and expanding market acceptance of our systems and products by biotechnology companies and genomics research organizations, government agencies, and upon availability to address quickly any performance problems that our customers encounter.

We intend to continue developing new, lower cost versions of our genotyping systems with enhanced features that address existing or emerging customer needs. If we are unable to do so, our systems may not become more widely used and we may experience slow revenue growth or a decline in revenue and may not achieve or maintain profitability.

eGene's Business May Be Adversely Affected by Downturns in the Economy.

We are subject to the capital spending patterns of this industry. If our customers and potential customers do not increase their capital spending budgets, eGene could face weak demand for our products.

eGene's Industry Is Very Competitive.

Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies. Acquisitions involve numerous risks.

eGene Has Not Recorded Annual Profitable Operations since its Inception.

We have experienced operating losses each year since our inception. Even though our sales increased $435,729 or 51% to $1,293,839 and the net loss was further reduced to $857,052, for the year ended December 31, 2005 compared to the year ended December 31, 2004, we may still incur additional future operating losses.

Our operating results may fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in its stock price.

eGene Has Limited Experience in Manufacturing of Its Products in Large
Quantities.

We have limited experience in manufacturing of our products in large quantities and may encounter manufacturing problems or delays, which could result in lost revenue.

eGene Depends on its Key Personnel, the Loss of Whom Would Impair its Ability to Compete.

We are highly dependent on the principal members of its management (Dr. Ming Liu, Varouj Amirkhanian and Peter Sheu). The loss of services of any of these persons could seriously harm product manufacturing and sales efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

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

eGene May Need Additional Capital.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue. We anticipate that our existing capital resources will enable us to maintain currently planned operations at least through the third quarter of 2006. However, we premises this expectation on our current operating plans which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would harm our business. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

We currently have no credit facility or committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the manufacturing and commercialization of our products. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms

Risks Related to Owning Our Common Stock

Our shares of common stock are traded on the OTC Bulletin Board under the symbol "EGEI"; however, our stock price has very little history, and you could lose a substantial portion of your investment.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity May Affect Us.

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk.

Item 7. Financial Statements and Supplementary Data

eGene Inc.

TABLE OF CONTENTS
                                                                  Page

Report of Independent Registered Public Accounting Firm             1

Consolidated Balance Sheet - December 31, 2005                      2

Consolidated Statements of Operations for the Years Ended
December 31, 2005 and 2004                                          3

Consolidated Statement of Stockholders' Equity for the Years
ended December 31, 2005 and 2004                                    4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005 and 2004                                          5

Notes to Consolidated Financial Statements                       6-16

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
eGene, Inc.

We have audited the accompanying consolidated balance sheet of eGene, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eGene, Inc. as of December 31, 2005, and the results of operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses and recurring negative cash flows from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds LLC

Mantyla McReynolds LLC
Salt Lake City, Utah
March 1, 2006
                           eGene Inc.
                    Consolidated Balance Sheet
                        December 31, 2005


                            ASSETS
Current Assets
Cash                                                  $  126,495
Accounts Receivable, net of allowance                    585,563
Inventory - Notes 1 and 11                               310,524
                                                      ----------
Total Current Assets                                   1,022,582
Fixed Assets
Computer Equipment                                        43,494
Equipment and Machinery                                   42,858
Furniture and Fixtures                                    18,413
Injection Molds                                          262,847
Less Accumulated Depreciation                            (81,731)
                                                      ----------
Total Fixed Assets                                       285,881
Other Assets                                                   -
Deferred Patent Costs, Net of Amortization - Note 1      307,678
Other Deferred Costs, Net of Amortization - Note 1           760
Deposits                                                  30,682
                                                      ----------
Total Other Assets                                       339,120
                                                      ----------
TOTAL ASSETS                                         $ 1,647,583
                                                      ==========

               LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable                                     $   124,531
Warranty Accrual - Note 1                                 48,233
Accrued Payroll and Related Payroll Taxes                188,128
Accrued Vacation Payable                                  27,085
Sales Taxes Payable                                        4,378
Current Portion of Settlement Payable                     99,246
                                                     -----------
Total Current Liabilities                                491,601
Settlement Payable-Long-Term                             183,642
                                                     -----------
Total Liabilities                                        675,243
Stockholders' Equity - Notes 1, 5 and 6
Preferred Stock - 10,000,000 shares authorized;
having a par value of $.001; -0- shares issued and
outstanding                                                    -
Common Stock - 50,000,000 shares authorized;
having a par value of $.001; 18,117,517 shares
issued and outstanding                                    18,117
Paid in Capital                                        5,546,963
Accumulated Deficit                                   (4,525,240)
Prepaid services via warrant issuance                    (67,500)
                                                     -----------
Total Stockholders' Equity                               972,340
                                                     -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $  1,647,583
                                                     ===========

   See accompanying notes to consolidated financial statements
                           eGene Inc.
              Consolidated Statements of Operations
          for the Years Ended December 31, 2005 and 2004

                                                 2005            2004
                                           --------------  -------------
Revenues
Sales                                      $    1,288,419  $     855,835
Services                                            5,420          2,275
                                           --------------  -------------
Total Revenues                                  1,293,839        858,110
                                           --------------  -------------
Cost of Goods Sold                                586,251        455,906
                                           --------------  -------------
Gross Profit                                      707,588        402,204
                                           --------------  -------------
Expenses
Accounting & Audit                                 34,254         16,656
Amortization & Depreciation                        14,993         23,810
Dues and Subscriptions                              1,696          6,365
General Office Expenses                            12,316         20,737
Insurance                                          68,746         65,101
Legal Expenses                                     52,446         83,998
Marketing Sales Expenses                           94,943         85,573
Office Supplies & Equipment                        16,023         21,026
Postage and Delivery                                5,297          8,865
Professional Fees                                 245,146        129,942
Rent - Building                                    88,280         51,932
R & D Operating Materials & Supplies               79,658        395,568
Salaries, Wages & Taxes                           827,766        642,310
Telephone & Utilities                              20,110         18,712
Warranty Expense                                    4,588         43,645
                                           --------------  -------------
Total Expenses                                  1,566,262      1,614,240
                                           --------------  -------------
Net Loss from Operations                         (858,674)    (1,212,036)

Interest and Other Income                           1,622          5,746
                                           --------------  -------------
Loss Before Income Taxes                         (857,052)    (1,206,290)
Current Year Provision for Income Taxes                 -              -
                                           --------------  -------------
Net Loss                                   $     (857,052) $  (1,206,290)
                                           ==============  =============
Basic and Diluted Loss Per Share           $        (0.05) $       (0.10)
                                           ==============  =============
Weighted-Average Shares Outstanding            15,795,736     11,748,468
                                           ==============  =============

   See accompanying notes to consolidated financial statements
                           eGene Inc.
          Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2005 and 2004

                                      Preferred Stock          Common Stock
                                      Shares      Par     Shares          Par
                                      Issued   Amount     Issued       Amount

Balance, December 31, 2003                   - $     -     8,963,601 $  8,963
                                      ======== =======   =========== ========
3/1/04-Issued post-split shares for
cash, at $.90 per share                                      335,173      335
5/10/04-Stock options exercised, at
$.05 per share                                             1,641,942    1,642
7/14/04-Issued post-split shares for
cash, at $.86 per share                                    1,600,750    1,601
7/14/04-Issued post-split shares for
fair value of services, at $1 per share                       56,750       57
7/28/04-Dissenter shares purchased, at
$.06 per share                                              (803,733)    (804)
8/13/04-Warrants exercised, at $.05 per
share                                                      2,903,750    2,904
Net loss for the period ended December
31, 2004
                                      -------- -------   ----------- --------
Balance, December 31, 2004                   - $     -    14,698,233 $ 14,698
                                      ======== =======   =========== ========
Shares retained during reverse merge of
Centroid Consolidated Mines Co.              -       -       714,285      714

2/16/05-Stock options exercised, at
$.05 per share                                               103,333      103

3/17/05-Stock options exercised, at
$.05 per share                                                11,667       12

3/21/05-Stock options exercised, at
$.05 per share                                                96,667       97

11/30/05-Issued post-split shares for
cash, at $.30 per share                                    1,500,000    1,500

11/30/05-Issued post-split shares for
cash, at $.30 per share                                      666,666      667

12/1/05-Issued post-split shares for
cash, at $.30 per share                                       83,333       83

12/2/05-Issued post-split shares for
cash, at $.30 per share                                       83,333       83

12/23/05-Issued post-split shares for
cash, at $.30 per share                                      160,000      160

Net loss for the period ended
December 31, 2005                                                  -        -
                                      -------- -------   ----------- --------
Balance, December 31, 2005                   - $     -    18,117,517 $ 18,117
                                     ========= =======   =========== ========
[CONTINUED]
                            eGene Inc.
                  [A Development Stage Company]
           Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2005 and 2004

                                   Additional                       Total
                                     Paid in   Retained  Prepaid Stockholders'
                                     Capital   Earnings  Services    Equity

Balance, December 31, 2003         $2,790,585$(2,461,898) $     0 $   337,650
                                   ========== ==========  ======= ===========
3/1/04-Issued post-split shares for
cash, at $.90 per share              301,301                          301,636
5/10/04-Stock options exercised, at
$.05 per share                        80,455                           82,097
7/14/04-Issued post-split shares
for cash, at $.86 per share        1,377,901                        1,379,502
7/14/04-Issued post-split shares
for fair value of services, at
$1 per share                          56,693                           56,750
7/28/04-Dissenter shares purchased,
at $.06 per share                    (47,420)                         (48,224)
8/13/04-Warrants exercised, at $.05
per share                            142,284                          145,188
Net loss for the period ended
December 31,                                 (1,206,290)           (1,206,290)
                                   --------- ----------  -------- -----------
Balance, December 31, 2004        $4,701,799$(3,668,188) $      0 $ 1,048,309
                                   ========= ==========  ======== ===========
Shares owned by shareholders of
Centroid Consolidated Mines Co.         (714)                               -

2/16/05-Stock options exercised, at
$.05 per share                         5,064                            5,167

3/17/05-Stock options exercised, at
$.05 per share                           571                              583

3/21/05-Stock options exercised, at
$.05 per share                         4,736                            4,833

11/30/05-Issued post-split shares
for cash, at $.30 per share          448,500                          450,000

11/30/05-Issued post-split shares
for cash, at $.30 per share          199,333                          200,000

12/1/05-Issued post-split shares
for cash, at $.30 per share           24,917                           25,000

12/2/05-Issued post-split shares
for cash, at $.30 per share           24,917                           25,000

12/23/05-Issued post-split shares
for cash, at $.30 per share           47,840                           48,000

Prepaid services via issuance of
warrants                              90,000               (90,000)

Amortization of prepaid services                            22,500     22,500

Net loss for the period ended
December 31, 2005                               (857,052)            (857,052)
                                 ----------- -----------  -------- ----------
Balance, December 31, 2005       $ 5,456,963 $(4,525,240) $(67,500)$  972,340
                                 =========== ===========  ======== ==========

   See accompanying notes to consolidated financial statements
                           eGene Inc.

              Consolidated Statements of Cash Flows
          for the Years Ended December 31, 2005 and 2004

                                                     2005             2004
                                               ------------    -------------
Cash Flows From Operating Activities
Net Loss                                       $   (857,052)   $  (1,206,290)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization                                          5,439            2,484
Depreciation                                          9,554           21,326
Securities issued for services                       22,500           56,750
Increase in current assets                         (385,430)        (488,227)
Increase in current liabilities                      78,671           15,965
Increase in long-term liabilities                   183,642                -
                                               ------------    -------------
Net cash used in operating activities              (942,676)      (1,597,992)
                                               ------------    -------------
Cash Flows from Investing Activities
Purchases of fixed assets                           (39,118)         (54,374)
Purchases of other assets                           (47,074)         (86,245)
                                               ------------    -------------
Net cash used by Investing activities               (86,192)        (140,619)
                                               ------------    -------------
Cash Flows from Financing
Proceeds from sale of equity securities             758,583        1,860,199
                                               ------------    -------------
Net (decrease) increase in cash                    (270,285)         121,588

Cash at beginning of period                         396,780          275,192
                                               ------------    -------------
Cash at end of period                          $    126,495    $     396,780
                                               ============    =============

Supplemental Information
Cash paid for interest                         $          -    $           -
Cash paid for income taxes                     $          -    $           -

   See accompanying notes to consolidated financial statements
                           eGene, Inc.
Notes to the Consolidated Financial Statements December 31, 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Effective July 14, 2004, eGene, Inc., formerly known as Centroid Consolidated Mines Co., (Centroid) completed a merger with BioCal Technology, Inc., (BioCal) a California corporation in the business of developing, manufacturing, and marketing analytical systems and reagents for the global genotyping market.

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

                           eGene, Inc.
Notes to the Consolidated Financial Statements December 31, 2005

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

Warranty Expense

At the time product revenue is recognized, eGene establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. eGene offers a one-year limited warranty on instrumentation products, which is included in the sales price of many of its products. eGene's standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products as required, and telephone based technical support. No upgrades are included in the standard warranty. In accordance with SFAS No. 5, "Accounting for Contingencies," provision is made for estimated future warranty costs at the time of sale. Factors that affect eGene's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The warranty accrual increased from $43,645 to $48,233 from 2004 to 2005.

                           eGene, Inc.
Notes to the Consolidated Financial Statements December 31, 2005

Property, Plant and Equipment

The Company states property, plant and equipment ("PP&E") at costs, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis. See Note 9.

Amortization

The Company amortizes deferred patent legal fees over the life of the patents, which is generally seventeen years. Accumulated amortization is $12,079 and $6,640 as of December 31, 2005 and 2004, respectively. Total additions of deferred patent legal fees for the year ended December 31, 2005 and 2004 were $41,239 and $62,175, respectively.

Depreciation

Property and equipment are carried at cost for financial statement purposes. On the accompanying financial statements, depreciation is recorded on equipment over the useful lives using accelerated methods and straight line methods. See Note 9.

Income Taxes

eGene has incurred net operating losses since inception. Such losses may be carried forward to offset future taxable income. No deferred tax benefit has been recorded. See Note 7.

Net Loss Per Share

Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period, which reflects the reverse stock split effect as described under Organization. Diluted net income
(loss) per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations where they have an anti-dilutive effect due to eGene's net loss. Potentially dilutive common stock equivalents excluded from the calculation of diluted net loss are approximately 4,571,808 and 1,622,642 shares for the years ended December 31, 2005 and 2004 respectively.

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

                           eGene, Inc.
Notes to the Consolidated Financial Statements December 31, 2005

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

                                                   2005          2004
                                              --------------  -----------
Net loss, as reported                         $     (857,052) $(1,206,290)
Compensation cost under fair value-
based accounting method, net of tax                  221,341       18,178
                                              --------------  -----------
Net loss, pro forma                           $   (1,078,393) $(1,224,468)

Net loss per common share
Basic and Diluted
As reported                                   $        (0.05) $     (0.10)
Pro forma                                              (0.07)       (0.10)
                                              --------------  -----------
Weighted average shares                           15,795,736   11,748,468
                                              ==============  ===========

The fair value under FAS 123 for options and equity awards granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumption:

                Expected life (years)                  0-10
                Interest rate                            3%
                Volatility                             244%
                Dividend Yield                           0%


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

Accounts receivable are stated at amounts owed to eGene from customers. eGene grants credit to customers based on their financial conditions, generally without requiring collateral. Accounts which are determined to be uncollectible are immediately written off. The Company provides an allowance for doubtfull accounts based on historical experience with its customers and an evaluation of the aging of the accounts receivable. Allowance for doubtful accounts is $8,532 as of December 31, 2005.

                           eGene, Inc.
Notes to the Consolidated Financial Statements December 31, 2005

The year end outstanding net accounts receivable balance increased from $201,764 to $585,563 from 2004 to 2005 due to revenue increases in December 2005.

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

Stockholders' Equity

eGene has 50,000,000 authorized common shares and 10,000,000 authorized preferred shares, with the preferred stock having such rights and preferences as the Board of Directors shall determine. A total of 18,117,517 common shares have been issued through December 31, 2005, at various stated values, totaling $5,475,080. Included in the issued shares are 722,842 subsidiary shares which were not yet submitted and replaced by the Company's stock as of December 31, 2005. There have been no issuances of preferred shares.

Recently Issued Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on January 1, 2006, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure.

                           eGene, Inc.
Notes to the Consolidated Financial Statements December 31, 2005

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and its operations from inception (3/1/99) through December 31, 2005 have been unprofitable. These factors raise substantial doubt about its ability to continue as a going concern. If the Company is unsuccessful in their efforts and cannot attain sufficient profitable operations or if it cannot obtain additional sources of funding or investment, it may substantially curtail or terminate its operations.

3. SIGNIFICANT CONCENTRATIONS

For the twelve months ended December 31, 2005, five customers represented approximately 75% of total revenues. For the twelve months ended December 31, 2004, one customer represented approximately 70% of total revenues. If these customers decreased or terminated their purchases from the Company, the impact may have adverse effects on the Company's operations and financial condition.

The Company primarily sells one product, along with certain peripherals. If this product becomes un-saleable in future periods for any reason, the impact may have adverse effects on the Company's financial condition.

eGene maintained checking and savings deposits at one bank institution as of December 31, 2005, for a total of $ 126,176, which exceeded the Federal Depository Insurance Corporation insured limit of $100,000 per financial institution by $ 26,176. eGene's management does not believe that this involves any significant risk.

4. COMMITMENTS

Operating Leases Liabilities

eGene leases space at 17841 Fitch, Irvine, California. The following are contractual commitments as of December 31, 2005, associated with lease obligations:
                                                       Operating
                                                        Leases
          12 Month Period ended December 31,          Liabilities

          2006                                        $    76,937
          2007                                             79,246
          2008                                             81,623
          2009                                             55,493
          Thereafter                                            -
                                                      -----------
          Total minimum lease and principle payments  $   293,299
                                                      ===========

Inventory Purchases

As of December 31, 2005, eGene did not have any material non-cancelable purchase commitments with any of its suppliers.

                           eGene, Inc.
Notes to the Consolidated Financial Statements December 31, 2005

5. ACQUISITION OF BIOCAL TECHNOLOGY INC.

Effective July 14, 2004, the Company, formerly known as Centroid Consolidated Mines Co., (Centroid) completed a merger with BioCal Technology, Inc., (BioCal) a California corporation in the business of developing, manufacturing, and marketing analytical systems and reagents for the global genotyping market.

The merger caused BioCal to become a wholly-owned subsidiary of Centroid, a dormant, publicly held Nevada corporation. The terms of the merger provide that Centroid exchange one of its shares of common stock for every three outstanding shares of common stock of BioCal, and one of its options to acquire shares of common stock of Centroid for every three outstanding options to acquire common stock of BioCal, with the option exercise price of the BioCal options to be adjusted times three as a result of the exchange. The combination is a "reverse merge" which essentially results in the owners of BioCal controlling the post-merger entity. They became owners of approximately 73% of the reorganized company. The transaction is accounted for as a recapitalization of BioCal wherein the net assets are brought forward at their net book value with no goodwill recognized, and the pre-merger financial statements of BioCal are now the historical financial statements of the combined company.

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


                                     Options               Warrants
                                     -------               --------

                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
             2005              Shares         Price       Shares    Price

Granted                        200,000        $  0.05   2,993,333   $ 0.45
Exercised                      211,667           0.05          0         -
Forfeited/expires               32,500           0.05          0         -
Outstanding at December 31   1,578,475           0.05   2,993,333     0.45
Exercisable                  1,094,675           0.05   2,993,333     0.45

                                     Options               Warrants
                                     -------               --------

                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
             2004              Shares         Price       Shares    Price

Granted                      1,000,696        $  0.05  2,903,750    $0.05
Exercised                    1,641,942           0.05  2,903,750     0.05
Forfeited/expires               40,000           0.05          -        -
Outstanding at December 31   1,622,642           0.05          -        -
Exercisable                    902,293           0.05          -        -
                           eGene, Inc.
Notes to the Consolidated Financial Statements December 31, 2005

Summarized information about stock options and warrants outstanding December 31, 2005:

                       Options Outstanding            Options Exercisable
                                             Weighted                Weighted
Range of                 Weighted Average    Average                  Average
Exercise      Number   Remaining Contractual Exercise      Number    Exercise
Prices     Outstanding    Life (in years)      Price    Exercisable    Price
$   0.05   1,578,475           5. 7          $  0.05    1,094,675    $  0.05

                       Warrants Outstanding           Warrants Exercisable
                                             Weighted                Weighted
Range of                 Weighted Average    Average                  Average
Exercise      Number   Remaining Contractual Exercise      Number    Exercise
Prices     Outstanding    Life (in years)      Price    Exercisable    Price
$   0.45   2,993,333           5             $  0.45    2,993,333    $  0.45


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

         Deferred Taxes                           Balance   Rate       Tax
Federal loss carry forward (expires through 2025)$4,525,240   34%  $1,538,582
State loss carry forward (expires through 2015)  $4,507,055 8.84%     398,424
Valuation allowance                                                (1,937,006)
                                                                   ----------
      Deferred tax asset                                           $        -

The valuation allowance has increased $383,155 from $1,553,851 in the prior year.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                              Years ended December 31,
                                                 2005           2004
Federal statutory rate                          34.0%          34.0%
Effect of:
  State income taxes                             8.84%          8.84%
  Change in valuation allowance, Federal and
  State; and other                             -42.84%        -42.84%
                                               --------       --------
Effective tax rate                                0.0%           0.0%
                                               ========       ========
                           eGene, Inc.
 Notes to the Consolidated Financial Statements December 31, 2005

8. RELATED PARTY TRANSACTIONS

During the current year, the Company purchased parts from two companies whose ownership includes one of the Company's Directors and shareholders. The total purchases for 2005 and 2004 were $84,104 and $31,713, respectively. The total balance owed to these parties as of December 31, 2005 and 2004 is $18,244 and $4,043, respectively.

During 2005 and 2004, the Company received $266,866 and $602,935 respectively in product sales from shareholders. The parties' accounts receivable balances for 2005 and 2004 are $17,425 and $96,141 respectively.

During the current year, the Company paid $25,000 for financial advisory services to a shareholder. $80,000 was paid to a shareholder for financial advisory services during the prior year. No amounts are owed to the parties as of December 31, 2005 and 2004.

9. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the fixed asset balances as of December 31, 2005. The injection mold balance represents tooling that was not yet placed into service as of the year end, as such, no depreciation was calculated on this balance.

                                 12/31/2005

            Property, Plant & Equipment
            Computer Equipment                   $  43,494
            Equipment & Machinery                   33,048
            Other Equipment                          9,810
            Furniture & Fixtures                    18,413
            Injection Molds                        262,847
                                                  --------
            Total Property, Plant & Equipment      367,612

            Accumulated Depreciation               (81,731)
                                                  --------
            Net Property, Plant & Equipment       $ 285,881
                           eGene, Inc.
Notes to the Consolidated Financial Statements December 31, 2005

10. SUBSEQUENT EVENTS

On February 23, 2006, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") by and among the Company and Udo Henseler, former Chairman, CEO, and director of the Company ("Henseler").

The following are the principal terms of the Settlement Agreement: For and in consideration of the payment of the sum of $282,888.00 together with interest at the rate of four percent per annum, to be paid to Henseler by the Company in monthly installments until paid in full, Henseler released eGene from and against any and all claims which Henseler ever had, now has or hereafter may have against the Company. The Company released Henseler from and against any and all claims which the Company ever had, now has or hereafter may have against Henseler. Henseler agreed to resign as a member of the Board of Directors of the Company subsequent to his resignation from his eGene CEO position in July 2005. Henseler will retain approximately 143,334 unexercised, vested stock options in eGene and shall be permitted by eGene to exercise such options at an exercise price of $0.05 each for a total exercise price of $7,166.70 within thirty months of the date of the execution of the Settlement Agreement. The full settlement has been accrued as of December 31, 2005.

11. INVENTORY

The following table sets forth the inventory balances in the various categories as of December 31, 2005 and 2004:
                                        2005          2004
                                    -----------    ----------
           Raw Material             $   272,024    $  254,846
           Work in Process                    -             -
           Finished Goods                38,500        36,763
                                    -----------    ----------
           Total                    $   310,524    $  291,609
                                    ===========    ==========

12. UNIT ISSUANCE

In September, 2005, our Board of Directors adopted, ratified and approved the offer and sale of units at a price of $0.30 per unit, such units to be comprised of one (1) share of eGene $0.001 par value common stock (the "Common Stock"); and one warrant to purchase one (1) additional share of eGene Common Stock at an exercise price of $0.45 in cash per share for a term of five (5) years from the closing of the offering; and further resolved that excluding the Warrant exercise price, the Company raise $1,000,000 to $4,000,000 or such other amount as a majority of the members of the Board of Directors may agree, from the sale of the Units. We may amend our offering to increase the number of shares being offered in the event of an over subscription at the time of closing. There were no registration rights afforded to the investors in the offering; provided, however, that if the Common Stock and/or the shares to be issued pursuant to the exercise of the Warrants are hereafter granted any registration rights to the holders thereof, that such registration rights shall include a "call" provision at $0.01 per share on thirty (30) days written notice once the Common Stock trades at two and one-half (2-1/2) times the Warrant exercise price for ten (10) consecutive trading days on a nationally recognized medium of no less significance than the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc., the NASDAQ Small Cap or a recognized national stock exchange, and provided, further, that there is a registration statement that is effective and that covers the shares underlying the Warrants.

eGene, Inc.
Notes to the Consolidated Financial Statements December 31, 2005

13. DEVELOPMENT STAGE

The Company has determined that it is no longer in the development stage and has removed the related captions and presentation from its financial statements. Considerations for removing the development stage status included the significance of revenues over multiple years, and the decrease in research and development activities.

14. WARRANT ISSUANCE FOR FUTURE SERVICES

On September 22, 2005, the Company entered into a one-year consulting agreement with another company ("Consultant"). As part of the terms of the agreement, the Company has issued common stock purchase warrants to purchase 500,000 shares of the Company's common stock, exercisable over five years at $0.45 per warrant. The Company also agreed to pay the Consultant $3,000 per month during the one-year term of the agreement. The Company has valued the compensation cost associated with the warrants at the estimated fair value of $90,000, with $22,500 being expensed during 2005 and $67,500 being recognized as a separate component of stockholders' equity as of December 31, 2005. The agreement also provides a finder's fee of ten percent (10%) for any funds raised in an offering from introductions by the Consultant.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8(a). Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers of the Company

The following table sets forth certain information concerning our directors and executive officers:

                                   Positions with            Designation/
         Name            Age        Our Company              Resignation*
         ----            ---        -----------              ------------

    Ming-Sun Liu          47       CEO, Chairman,            July 19, 2005
                                   Executive Vice President
                                   and Director

    Udo Henseler          66       Former CEO, Chairman      July 19, 2005*
                                   and Director

    Peter Sheu            44       CFO                       Nov. 29, 2005

    Jeffrey Williams      43       Former CFO                July 20, 2005*

    Varoujan Amirkhanian  48       Executive Vice            July 14, 2004
                                   President and
                                   Director

    Shing-Ching Lu        52       Director                  July 14, 2004

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

Resumes of Directors and Executive Officers.

The following is a summary of the business experience of each of our current directors and executive officers and key employees:

Ming S. Liu, Ph.D., is our CEO, Chairman, Executive Vice President and a Director. Dr. Liu has served in various capacities including Founder President, Chief Application Scientist and Corporate R&D of BioCal Technology, Inc. since July, 2000. He is directly concentrating on the entire space of our applied biological, chemistry and related customer solutions. He was a Principal Scientist at Beckman Coulter, Inc., from November, 1993, to July, 2000. He obtained his M.S. degree from Nation Taiwan University, Taiwan, in 1983; and his Ph.D. degree from University of British Columbia, Canada, in 1991.

Varouj D. Amirkhanian, B.S., is our Executive Vice President and Director. Mr. Amirkhanian has served in various capacities, including Founder and VP/R&D of BioCal Technology, Inc. since October, 2000. He is responsible for invention, design and development of high-throughput DNA analysis instruments/detection devices. He was with Beckman Coulter Inc. as Senior R&D Systems Engineer/Scientist for nine years (1992-2000), in charge of invention, design and development of optical detection devices for CE base instruments. Mr. Amirkhanian has over 20 years of experience in product development and commercialization of biotechnology instruments and biomedical laser devices. He held various Project and Systems level engineering positions at Beckman Coulter, Pfizer and Baxter Healthcare. Mr. Amirkhanian holds a B.A. degree in Physics and a B.S. degree in Engineering. He has published several technical papers and holds 15 patents (eight issued and seven pending).

Peter Sheu, M.S., M.Arch. is our Chief Financial Officer. Mr. Sheu has 16 years of experience in capital markets, corporate finance and technology sector. Most recently, he was Chief Financial Officer of Simax Technologies Inc., a private material technology company based in Irvine, California. Mr. Sheu has received degrees in M.S. in Finance and Master of Architecture from the University of Illinois at Urbana-Champaign.

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

Bee Na Lee, Ph.D. (eGene Application Scientist) Dr. Lee is a molecular microbiologist and has been working in related fields including pathogenicity in academic laboratories and biotechnology industry for over 10 years. Dr. Lee earned her Ph.D. degree in Microbiology in 1995 at Texas A&M University and finished her postdoctoral training in 1999 at Harvard Medical School. In the past four years, she has been a scientist in biotechnology industry; her research has been involved in identification pathogenicity factors from microorganisms. Her major contributions in science include identification a genetic pathway for early stage asexual development in Aspergillus nidulans. Discovery a novel role for the Se11 MAPKK kinase cascade in Saccharomyces cerevisiae and identification all peptide synthetases in Cochliobolus heterostrophus. Fungal Peptide synthetases USA patent 2002. Leukemia Society of America, Postdoctoral Fellowship Award 1996-2000.

Please refer to our web-site www.egeneinc.com for information of our Scientific Advisory board memberships

Code of Conduct.

We are in the process of developing a Code of Business Conduct and Ethics (the "Code") that applies to our principal executive officer, principal financial officer and principal accounting officer or controller. The Code will set forth written standards that are reasonably designed to deter wrongdoing and to promote (1) honest and ethical conduct, (2) full, fair, accurate, timely and understandable disclosure in reports and documents that our Company files with the Securities and Exchange Commission and in other public communications made by our Company, (3) compliance with applicable governmental laws, rules and regulations, (4) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code and (5) accountability for adherence to the Code.

Compensation Committee.

We have not established a Compensation Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Compensation Committee.

Nominating and Corporate Governance Committee.

We have not established a Nominating and Corporate Governance Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

Involvement in Certain Legal Proceedings.

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

Item 10. Executive Compensation.

Compensation of Executive Officers.

The following table sets forth information concerning all cash compensation paid by our Company for services in all capacities to our Principal Executive Officer during the three-year period ended December 31, 2005. We have no other officers whose total cash compensation exceeded $100,000 for the year. We have no plans that will require us to contribute to or to provide pension, retirement or similar benefits to directors or officers of our Company.

                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (I)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------
Ming-Sun Liu   12/31/05 $ 65,250  0     0     0     0      0     0
Chairman, CEO  12/31/04 $145,000  0     0     0   200,000  0     0
and Exec. VP   12/31/03 $ 79,200  0     0     0   133,333  0     0
and Director

Udo Henseler   12/31/05 $ 14,500  0     0     0     0      0     0
former Chairman12/31/04 $145,000  0     0     0   200,000  0     0
CEO and        12/31/03 $ 90,417  0     0     0   416,666  0     0
Director

Peter Sheu     12/31/05 $ 10,000  0     0     0   200,000  0     0
CFO

Jeffrey        12/31/05 $ 20,370  0     0     0     0      0     0
Williams       12/31/04 $  9,963  0     0     0    12,000  0     0
Former CFO

Varoujan       12/31/05 $ 74,995  0     0     0     0      0     0
Armikhanian    12/31/04 $125,000  0     0     0   200,000  0     0
Exec. VP       12/31/03 $ 81,900  0     0     0    50,000  0     0
and Director

Shing-Ching Lu 12/31/05 $      0  0     0     0     0      0     0
Director       12/31/04 $      0  0     0     0    40,000  0     0
               12/31/03 $      0  0     0     0     0      0     0

Stock Option Plans.
-------------------

              Option/SAR Grants in Last Fiscal Year
                        Individual Grants

(a)                        (b)          (c)             (d)          (e)
                        Number of    Percent of total
                        Securities   Options/SARs
                        Underlying   Granted to     Exercise or
                        Options/SARs Employees in   Base price     Expiration
Name                    Granted (#)  Fiscal year    ($/Share)      Date
--------------------- -------------- --------------- -----------  -----------
Ming S. Liu                        0          0%
Udo Henseler                       0          0%
Peter Sheu                   200,000        100%     $      0.05   12/31/2015
Jeffrey Williams                   0          0%
Varoujan Amirkhanian               0          0%
Shing-Ching Lu                     0          0%


        Aggregated Option/SAR Exercise in Last Fiscal Year
                   and FY-End Option/SAR Value

(a)                       (b)             (c)          (d)           (e)
                                                     Number of    Value of
                                                    Securities   Unexercised
                                                    Underlying   In-the-money
                                                    Unexercised  Options/SARs
                         Shares                     Options/SARs at FY-End ($)
                         Acquired      Value       at FY-End (#) Exerciseable/
                        on Exercise   Realized      Excercisable Unexercisable
Name                       (#)          ($)       Unexerciseable    (1)
-------------------   -------------  ----------  --------------- -------------
Ming S. Liu              96,667         106,334   45,000/105,000 21,000/31,500
Udo Henseler            103,333         113,666      143,334/0     50,167/0
Peter Sheu                    0               0      0/200,000     0/70,000
Jeffrey Williams              0               0       4,500/0      1,575/0
Varoujan Amirkhanian          0               0 545,000/105,000 196,000/31,500
Shing-Ching Lu                0               0   31,000/21,000  11,900/6,300

(1) Based on the closing price of the eGene Common Stock on December 30, 2005 of $0.40. For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the per share price at December 30, 2005

Compensation of Directors.

There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments, with the exception of Shing-Ching Lu, who received stock options for service as an outside director.

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

Termination or Discharge of CEO or Executive Vice Presidents. Under their respective Employment Agreements that are attached hereto and incorporated herein by reference, either party to the Employment Agreement may terminate employment at any time. (A) Employee acknowledges and understands that the Employer may terminate Employee's employment if any of the following events occur (I) the Employer is sold; (ii) the Employer becomes a subsidiary of a non-related party; (iii) the Employer experiences a 25% or more change in ownership (but not as a result of an IPO); (iv) the Employer elects to have a new CEO or Executive Vice President. If any of the foregoing events occur and the Employer elects to terminate Employee's employment, Employee will be entitled to (a) his then current salary for 12 months; (b) incentive compensation, pro-rated on a calendar year basis; (c) continuation of all of his insurances at the Company's expense for 12 months; (d) the immediate vesting of any unvested stock options along with the five years exercise right of all options. (B) The Employer acknowledges und understands that the Employee may resign his employment with the Employer if any one of the following events occur: (I) the Employer is sold; (ii) the Employer becomes a subsidiary of a non-related party; (iii) the Employer experiences a 25% percent or more change in ownership (but not as a result of an IPO); (iv) the Employer commits any act of fraud, misrepresentation or bad faith against the Employee; (v) his duties, reporting relationships or responsibilities are materially reduced; (vi) the Employer elects to have a new CEO or Executive Vice President. If any of the events described in clauses (I), (ii), (iii) occur and Employee elects to resign, Employee shall be entitled to only (a) his then current salary for six months; (b) any unpaid incentive compensation pro-rated on a six month basis; (c) continuation of all of his insurances at the Employer's expense for six months. Furthermore, any unvested Stock Options shall be vested immediately along with a five years exercise rights of all his options. If the events described in clauses (iv) or (v) or (vi) occur and Employee elects to resign, he shall be entitled to the separation benefits in Section (A)

For a detail explanation of the payments to be made upon termination, see the Employment Agreements, attached hereto and incorporated herein by reference. See Part III, Item 13, of this Annual Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of the date hereof:

                                         Number and Percentage of
Name and Address                         Shares Beneficially Owned
----------------                         ----------------------------
Mark Bright Investments Ltd                   1,500,000      8.28%
51 LANE 31 SEC 2 CHANG-PING RD
Taichung, Taiwan

Ming S. Liu                                   1,308,212*     7.22%
2588 Chelsea Ct.
Brea, California 92821

Udo Henseler                                    932,094      5.14%
2901 SW 117th Ave.
Davie, Florida 33330

*Ming S. Liu owns 1,090,345 shares directly and 40,400 shares each in the names of Emily Liu, Jennifer Liu and Justin Liu at the same address.

Security Ownership of Management.

The following table sets forth the share holdings of our Company's directors and executive officers as of the date hereof:

                                         Number and Percentage of
Name and Address                         Shares Beneficially Owned
----------------                         ----------------------------
Ming S. Liu                                1,308,212*     7.22%
2588 Chelsea Ct.
Brea, California 92821

Peter Sheu                                       -0-         0%
6789 Quail Hill Parkway, #419
Irvine, California 92618

Varoujan Amirkhanian                         885,779      4.89%
3831 El Caminito St.
La Crescenta, California 91214

Sing-Ching Lu                                854,142      4.71%
8F-B, 277, Sec. 3 Roosevelt Rd.
Taipei, Taiwan
                                           ---------   --------
TOTALS                                     3,048,133     16.82%
                                           =========   ========

* Ming S. Liu owns 1,090,345 shares directly and 40,400 shares each in the names of Emily Liu, Jennifer Liu and Justin Liu at the same address.

Changes in Control.

To the knowledge of our management, there are no present arrangements or pledges of our Company's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

During the current year, the Company purchased parts from two companies whose ownership includes one of our Directors and shareholders. The total purchases for 2005 and 2004 were $84,104,348 and $31,713, respectively. The total balance owed to these parties as of December 31, 2005, and 2004, is $18,244 and $4,043, respectively.

During 2005 and 2004, we received $266,866 and $602,935 respectively in product sales from shareholders. The parties' accounts receivable balances for 2005 and 2004 are $17,425 and $96,141, respectively.

During the current year, we paid $25,000 for financial advisory services to a shareholder. $80,000 was paid to a shareholder for financial advisory services during the prior year. No amounts are owed to the parties as of December 31, 2005, and 2004.

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

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K.

8-K Current Report dated February 23, 2006 and filed with the Securities and Exchange Commission on February 27, 2006.

8-K Current Report dated November 30, 2005 and filed with the Securities and Exchange Commission on December 19, 2005.

8-K Current Report dated November 29, 2005 and filed with the Securities and Exchange Commission on December 7, 2005.

8-K Current Report dated July 19, 2005 and filed with the Securities and Exchange Commission on July 25, 2005.

8-K Current Report dated January 31, 2005 and filed with the Securities and Exchange Commission on February 3, 2005.

Exhibits

Exhibits
Number
-----------
     (I)
10.1     Employment Agreement of Dr. Ming S. Liu

10.2     Employment Agreement of Varouj Amirkhanian

10.3     Employment Agreement of Peter Sheu

31.1     Certification of Dr. Ming S. Liu

31.2     Certification of Peter Sheu

32       906 Certification

     (ii)

     Definitive Information Statement filed with the Securities and Exchange Commission on April 2, 2004, regarding an increase in the authorized capital to include preferred shares and to authorized the Board of Directors to change the name without shareholder approval - Part I*

     10-KSB Annual Report for the fiscal year ended December 31, 2004 - Part
I*

     10-SB Registration Statement filed with the SEC on February 26, 2001*

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

          3.3 (ii) Articles of Amendment to Articles of Incorporation dated April 21, 1991, change of authorized allowed and inbebtness

          3.1 (I) Articles of Incorporation of the Company, dated June 14,
          1999

          3.2 By-laws, adopted June 8, 1999 99 Articles of Merger of CCM-Arizona with and into the Company

          3.3 (iv) Articles of Amendment to Articles of Incorporation dated September 29, 1999, regarding 15 to 1 reverse split

               * Previously filed and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2005 and 2004:

     Fee category               2005           2004
     ------------               ----           ----

     Audit fees                 $29,116       $ 8,738

     Audit-related fees         $ 2,838       $     0

     Tax fees                   $ 2,300       $   313

     All other fees             $     0       $ 7,605
                                -------       -------
     Total fees                 $34,254       $16,656
                                =======       =======

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

                                    eGene, Inc.

Date: 03/31/06                     Ming S. Liu
                                    Chairman, Director, CEO, and Executive VP

Date: 03/31/06                      Peter Sheu
                                    Chief Financial Officer

Date: 03/31/06                      Varoujan Amirkhanian
                                    Director and Executive Vice President

Date: 03/31/06                      Sing-Ching Lu
                                    Director