Form 10QSB
period 2006-03-31
eGENE, INC.
filed 2006-05-12
CIK 1105409

United States Securities and Exchange Commission
                          Washington, D. C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                 For the quarterly period March 31, 2006

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

The number of our outstanding shares of common stock as of May 2, 2006, was 17,638,012 (actual); however, assuming all stockholders of BioCal Technology, Inc., a California corporation ("BioCal"), who did not perfect dissenters' rights in the merger of our wholly-owned subsidiary that was formed for the sole purpose of merging with and into BioCal submit their BioCal shares for exchange under that Agreement and Plan of Merger and by which BioCal became a wholly-owned subsidiary of ours, then there will be 18,167,517 outstanding shares.

Transitional Small Business Disclosure Format (Check One): Yes   No  X

                            eGene, Inc.

                          Table of Contents
                                                                       Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
          Condensed Consolidated Balance Sheet as of March 31, 2006       2

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2006 and 2005                      3

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2006 and 2005                      4

          Notes to Unaudited Condensed Consolidated Financial Statements  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                           6

Item 3.  Controls and Procedures                                          8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                               9

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     9

Item 3.   Defaults upon Senior Securities                                 9

Item 4.   Submission of Matters to a Vote of Security Holders             9

Item 5.   Other Information                                               9

Item 6.   Exhibits                                                        9

SIGNATURES
 EX-31.1 302 Certification of Ming S. Liu
 EX-31.2 302 Certification of Peter Sheu
 EX-32   906 Certification

                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           eGene, Inc.

             CONDENSED CONSOLIDATED BALANCE SHEET
                          (unaudited)

                     As of March 31, 2006

                                  ASSETS
Current Assets
      Cash                                              $   301,819
      Accounts Receivable, net of allowance                 352,217
      Inventory                                             278,656
                                                         ----------
   Total Current Assets                                     932,692
   Fixed Assets
      Computer Equipment                                     48,230
      Equipment and Machinery                                51,709
      Furniture and Fixtures                                 18,413
      Injection Molds                                       262,847
      Less Accumulated Depreciation                        (102,136)
                                                         ----------
   Total Fixed Assets                                       279,063
   Other Assets
      Deferred Patent Cost, Net of Amortization             322,625
      Other Deferred Cost, Net of Amortization                  521
   Deposits                                                  30,682
                                                         ----------
   Total Other Assets                                       353,828
                                                         ----------
TOTAL ASSETS                                              1,565,583
                                                         ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Current Liabilities
      Accounts Payable                                   $  135,032
      Accrued Payroll & Related Payroll Taxes               179,121
      Accrued Vacation Payable                               37,776
      Warranty Accrual                                       48,233
   Other Current Liabilities                                  6,451
   Current Portion of Settlement Payable                     89,321
                                                         ----------
   Total Current Liabilities                                495,934
                                                         ----------
   Settlement Payable- Long Term                            183,642

  Total Liabilities                                         679,576

   Stockholders' Equity
      Common Stock                                           18,117
      Additional Paid in Capital                          5,602,464
      Accumulated Deficit                                (4,689,574)
      Prepaid services via warrants issuance                (45,000)
                                                         ----------
   Total Stockholders' Equity                               886,007
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                1,565,583
                                                         ==========

See accompanying notes to the condensed consolidated financial statements.

                           eGene, Inc.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                          (unaudited)




                                    Three Months     Three Months
                                       Ended             Ended
                                     3/31/2006        3/31/2005
Revenues
     Sales                              $507,211       $274,151
     Services                                  -              -
                                       ---------      ---------
Total Revenues                           507,211        274,151
                                       ---------      ---------
Cost of Goods Sold                       181,483        133,759
                                       ---------      ---------
Gross Profit                             325,728        140,392
                                       ---------      ---------
Expenses
     Accounting & Audit                   22,152         26,505
     Amortization  & Depreciation         21,939          6,295
     General Office Expenses               4,106          2,351
     Insurance                            11,260         18,932
     Legal Expenses                       17,330          4,191
     Manufacturing & Production            3,476          3,747
     Marketing & Sales                    53,560         23,526
     Office Equipment                      1,235          1,934
     Office Supplies                       2,855          4,097
     Postage and Delivery                  2,013          2,909
     Professional Fees                    39,981         10,313
     Rent - Building                      23,087         14,568
     Research & Development               15,246         10,308
     Salaries, Wages & Taxes             213,557        271,715
     Stock Option Compensation            55,500              -
     Telephone & Utilities                 3,603          5,367
                                       ---------      ---------
Total Expenses                           490,900        406,758
                                       ---------      ---------
Net Loss from Operations                (165,172)      (266,366)
                                       ---------      ---------
Net Other Income                             701              -
                                       ---------      ---------
Net Loss Before Income Taxes            (164,471)      (266,366)
                                       ---------      ---------
Current Year Provision for Income Taxes        -              -
                                       ---------      ---------
Net Loss                                (164,471)      (266,366)
                                       =========      =========
Loss Per Share-Basic & Diluted            ($0.01)        ($0.02)
                                       =========     =========
Weighted Average Shares Outstanding   18,117,517    14,787,659
                                      ==========    =========


See accompanying notes to the condensed consolidated financial statements.

                          eGene, Inc.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited)



                                                 Three Months  Three Months
                                                     Ended        Ended
                                                   3/31/2006     3/31/2005
Cash Flows From Operating Activities
     Net Loss                                       (164,471)    (266,366)
     Adjustments of net income (loss)
     to net cash provided by operations:
          Amortization                                 1,534          224
          Depreciation                                20,405        6,071
          Securities issued for services              22,500            -
          Stock Option Expense                        55,500            -
          Decrease in current assets                 265,215       23,786
          Increase (decrease) in
          current liabilities                          4,470       32,160
                                                   ---------    ---------
     Net cash provided (used) by
     operating activities                            205,153     (204,125)
                                                   ---------    ---------

Cash Flows From Investing Activities
     Purchases of Fixed Assets                       (13,587)           -
     Purchase of Other Assets                        (16,242)     (20,216)
                                                   ---------    ---------
     Net cash provided (used) by
     investing activities                            (29,829)     (20,216)
                                                   ---------    ---------

Cash Flows from Financing
     Capital Stock Issued                                  -       10,583
                                                   ---------    ---------

Net Increase (Decrease) in cash                      175,323     (213,758)

Cash at beginning of period                          126,495      396,780
                                                   ---------    ---------
Cash at end of period                                301,819      183,022
                                                   =========    =========

Supplemental disclosure of cash flow
information
     Interest paid                                         -            -
     Income taxes paid                                     -            -



See accompanying notes to the condensed consolidated financial statements.

                          eGene, Inc.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2006
                          (Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2005.

Principles of Consolidation

eGene's financial statements include the accounts of its wholly owned subsidiary BioCal Technology, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

2. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective method. Consequently, for the three months ended March 31, 2006, the Company's results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first three months of fiscal year 2006 and the unvested portion of previous stock option grants which vested during the first three months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $55,500 for the three months ended March 31, 2006.

Prior to the first quarter of fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three months ended March 31, 2005 would have been adjusted to the following pro forma amounts:

                                                     Three Months
                                                 Ended March 31, 2005
     Net loss, as reported                             $(266,366)
     Compensation cost under fair value-
     based accounting method, net of tax                     253
     Net loss, pro forma                                (266,619)

     Net loss per common share
     Basis and Diluted
     As reported                                          $(0.02)
     Pro forma                                             (0.02)

     Weighted average shares                          14,787,659

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005 using the Black-Scholes option-pricing model:

The fair value under FAS 123 for options and equity awards granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                               2006      2005
Expected life (years)        9.8         5-8
Interest rate                4.7%        3.0%
Volatility                   266%          0%
Dividend yield                 0%          0%

3. INVENTORIES

Inventories are stated at the lower of cost or market. Inventories at March 31, 2006 consisted of the following:

                                      March 31, 2006


Finished goods                        $    16,500
Demo units                                  5,500
Raw materials                             256,656
                                      -----------
Total                                 $   278,656
                                      ===========

4. SETTLEMENT AGREEMENT

On February 23, 2006, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") by and among the Company and Udo Henseler, former Chairman, CEO, and director of the Company ("Henseler").

The following are the principal terms of the Settlement Agreement: For and in consideration of the payment of the sum of $282,888.00 together with interest at the rate of four percent per annum, to be paid to Henseler by the Company in monthly installments until paid in full, Henseler released eGene from and against any and all claims which Henseler ever had, now has or hereafter may have against the Company. The Company released Henseler from and against any and all claims which the Company ever had, now has or hereafter may have against Henseler. Henseler agreed to resign as a member of the Board of Directors of the Company subsequent to the separation from his employment with eGene in July 2005. Henseler will retain approximately 143,334 unexercised, vested stock options in eGene and shall be permitted by eGene to exercise such options at an exercise price of $0.05 each for a total exercise price of $7,166.70 within thirty months of the date of the execution of the Settlement Agreement.

5. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006, we purchased parts from a manufacturing company, whose ownership includes one of our directors and shareholders. The total purchases were $13,244. The total balance owed to this party as of March 31, 2006 was $0.

6. SUBSEQUENT EVENTS

On April 6, the company issued 50,000 Rule 144 restricted common stock with Piggy-back registration rights for services to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006, and for the three month periods ended March 31, 2006 and 2005, should be read in conjunction with our financial statements included in our 10-KSB Annual Report for the year ended December 31, 2005, that was filed with the Securities and Exchange Commission on April 3, 2006 (the "2005 10-KSB Annual Report").

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

Therefore, eGene has designed a reliable genetic analysis system based on the micro-channel concept of capillary electrophoresis. Our systems provide automated, affordable, rapid and accurate quantitative genetic analysis, especially for polymerase chain reaction (PCR) amplified DNA products, which represents a large segment of the genetic analysis market.

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

We are developing three channels to distribute our complete system solutions to customers: Distributing directly to customers, distributing indirectly through our international network of distributors and distributing through our developing original equipment-manufacturer ("OEM") channels. Our OEM distribution channel enables us to extend the commercial potential of our advanced technologies into new industries and new applications with experienced commercial partners. In the OEM channel, we plan to provide our enabling technologies to potential commercial partners who will then integrate the application solution and market them to their end customers.

Critical Accounting Policies, Estimates and Assumptions.

We consider our accounting policies related to revenue recognition, inventory reserve and warranty accrual to be critical. Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual, are a number of significant estimates, assumptions and judgments. These include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective method. There have been no other material changes to our critical accounting policies since we filed our 2005 Annual Report on Form 10-KSB with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2005 Annual Report on Form 10-KSB.

First Quarter Overview.

During the first quarter of 2006, our sales increased $233,060 or 85%, from sales of $274,151 in the first quarter of 2005. This increase in our quarterly sales reflects the continuous product sales ramp up.

In this quarter, we used our resources for research and development of new applications for our HDA system platform, especially considering the current urgent need in the biological detection market. Detection of the influenza A virus (known as the avian flu virus) is a major focus in our R&D list. As an acute respiratory infection, rapid detection of the influenza A virus is important. We recently announced that our HDA-GT12(TM) Genetic Analyzer is capable of detecting the influenza A virus. The current system platform can handle 12 RT-PCR amplified virus samples in six minutes, or at a sample analysis rate of two samples per minute. We will continue our work in influenza A virus detection, and we believe that our effort could potentially be used to stop what has been called a potential global pandemic.

We have also seen that users start to publish their research results for different applications in professional journals, from inheritable genetic diseases to anti-tumor popular screening to plant research. This indicates that research society has seen the advantages of using our HDA system in genetically related research works.

We have also developed different biological detection-related applications using our system platform. The preliminary results are very promising, and we hope to launch new products soon.

During the first quarter of 2006, we have received confirmation from the China Patent Office of its decision to grant a patent for "OPTICAL DETECTION IN A MULTI-CHANNEL BIO-SEPARATION SYSTEM."

Several other technology related patents are currently under review by the USPTO and are due for allowance before the end of the year.

Results of Operations.

Revenue.

Total sales increased for the three months ended March 31, 2006, as compared to the same period in 2005. Our sales increased $233,060, or 85% from sales of $274,151 in the first quarter of 2005. This increase in our quarterly sales reflects the successful sales ramp up in our distribution channels.

                Three Months Ended
                    March 31,

                 2006      2005        $change     %change 2005

Total Revenues  $507,211  $274,151     233,060         85%

Cost of Sales.

In addition to our goal of attaining sustainable revenue growth, we are continuing to focus on improving our gross profit margins and controlling product costs by seeking out the benefits of cost effective global sourcing opportunities. As a result, cost of sales as a percentage of sales decreased and improved to 36% in the first quarter of 2006, from 49% in first quarter of 2005, and gross profit margin increased to 64% in the first quarter of 2006, from 51% in the first quarter of 2005.

Expenses.

Total expenses for the quarter ended March 31, 2006, were $490,900, which was $84,142 higher as compared to the same period in 2005. The major expense increases were $78,000 for non-cash expenses associated with Stock Option Expenses and Warrants Issued for Services.

We expect to devote additional expense resources to substantially strengthening and broadening our marketing and sales infrastructure, and for other general corporate activities.

Selling and marketing expenses are expected to increase primarily due to planned amplified sales that require augments in personnel costs related to our growth related construction of our marketing, sales and service functions, and general increases in other sales and technical support initiatives. We expect selling, marketing and product promotion expenses to grow over the next several years to support a more global commercialization of our products.

The net loss for the quarter ended March 31, 2006, was $164,471, which was $101,895 lower compared to the previous year's quarterly loss of $266,366.

Liquidity and Capital Resources.

Our cash and cash equivalents were $301,819 on March 31, 2006, compared to $183,022 on March 31, 2005. We have financed our operations primarily through equity sales, services and product sales.

Related Transactions.

During the three months ended March 31, 2006, we purchased parts from a manufacturing company, whose ownership includes one of our directors and shareholders. The total purchases were $13,244. The total balance owed to this party as of March 31, 2006, was $0.

Cash Flow.

                                 Three Months Ended
                                     March 31,
                                 2006           2005        $change

Net Cash provided (used)
by operating activities       $(205,153)     $(204,125)     $(1,028)

Cash Flows from
investing activities          $(29,829)      $(20,216)      $(9,613)

Cash Flows from
Financing activities                 -       $ 10,583      $(10,583)

Operating Activities.

During the three months ended March 31, 2006, we used $205,153 of cash for operating activities as compared to $204,125 of cash used in the same period of 2005.

Investing Activities.

Investing activities during the three months ended March 31, 2006, were $13,587 for purchase of fixed assets and $16,242 for additional costs incurred for deferred patent legal fees.

Financing Activities.

During the three months ended March 31, 2006, we did not have financing activities. In the future, we may seek additional funds to support our strategic business needs and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Going Concern Qualification of our Auditors.

Our accompanying financial statements have been prepared assuming we will continue as a going concern. We have accumulated losses and are still developing our principal operations. These factors raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 of our audited financial statements that are contained in our 2005 10-KSB Annual Report. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures.

We have evaluated our "disclosure controls and procedures" and our "internal controls and procedures for financial reporting" as of March 31, 2006. This evaluation was done under the supervision and with the participation of management.

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies, including our Company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with our evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer, Chief Financial Officer, Executive VPs and Business Manager did not identify any change in our internal control over financial reporting during the three months ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. It should be noted though that eGene is a young and emerging biotechnology company with limited resources, funding and personnel, and that our evaluation of controls and procedures were conducted in good faith considering the economic environment of our Company.

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

There were no material changes in our internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None, not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On April 6, we issued 50,000 shares of Rule 144 restricted common stock with piggy-back registration rights for services to us.

Item 6. Exhibits.

Exhibits:

31.1 302 Certification of Ming S. Liu

31.2 302 Certification of Peter Sheu

32 906 Certification

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  eGene, Inc.


Dated: May 12, 2006   By:  /s/ Ming S. Liu
                               Ming S. Liu
                               Chairman of the Board, Chief Executive Officer, and Executive Vice President



Dated: May 12, 2006   By:  /s/ Peter Sheu
                               Peter Sheu
                               Chief Financial Officer