Form 10QSB
period 2006-06-30
eGENE, INC.
filed 2006-08-14
CIK 1105409

United States Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

             For the quarterly period June 30, 2006

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

            Issuer's Telephone Number: (949) 250-8686
                                       --------------

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
[ ]

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

The number of our outstanding shares of common stock as of July 28, 2006, was 18,065,773 (actual); however, assuming all stockholders of BioCal Technology, Inc., a California corporation ("BioCal"), who did not perfect dissenters' rights in the merger of our wholly-owned subsidiary that was formed for the sole purpose of merging with and into BioCal submit their BioCal shares for exchange under that Agreement and Plan of Merger and by which BioCal became a wholly-owned subsidiary of ours, then there will be 18,440,001 outstanding shares.

Transitional Small Business Disclosure Format (Check One): Yes  No X

                           eGene, Inc.



                         Table of Contents

                                                                         Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
          Condensed Consolidated Balance Sheet as of June 30, 2006         2

          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 2006 and 2005                3

          Condensed Consolidated Statements of Cash Flows for the
          Three and Six Months Ended June 30, 2006 and 2005                3

          Notes to Unaudited Condensed Consolidated Financial Statements   4

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            6

Item 3.  Controls and Procedures                                           8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                9

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      9

Item 3.   Defaults upon Senior Securities                                  9

Item 4.   Submission of Matters to a Vote of Security Holders              9

Item 5.   Other Information                                                9

Item 6.   Exhibits                                                         9

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

                       As of June 30, 2006


                                  ASSETS
Current Assets
      Cash                                              $   198,424
      Accounts Receivable, net of allowance                 409,818
      Inventory                                             341,531
                                                         ----------
   Total Current Assets                                     949,773
   Fixed Assets
      Computer Equipment                                     50,803
      Equipment and Machinery                                51,709
      Furniture and Fixtures                                 21,413
      Injection Molds                                       262,847
      Less Accumulated Depreciation                        (122,165)
                                                         ----------
   Total Fixed Assets                                       264,607
   Other Assets
      Deferred Patent Cost, Net of Amortization             334,011
      Other Deferred Cost, Net of Amortization                  282
      Deposits                                               30,683
                                                         ----------
   Total Other Assets                                       364,976
                                                         ----------
TOTAL ASSETS                                             $1,579,356
                                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Current Liabilities
      Accounts Payable                                   $  121,317
      Accrued Payroll & Related Payroll Taxes               176,121
      Accrued Vacation Payable                               35,260
      Warranty Accrual                                       48,233
      Other Current Liabilities                               9,076
      Current Portion of Settlement Payable                  59,548
                                                         ----------
   Total Current Liabilities                                449,555
                                                         ----------
   Settlement Payable- Long Term                            183,642

Total Liabilities                                        $  633,197

   Stockholders' Equity
      Common Stock                                           18,401
      Additional Paid in Capital                          5,915,044
      Accumulated Deficit                                (4,964,786)
      Prepaid services via warrants issuance                (22,500)
                                                         ----------
   Total Stockholders' Equity                               946,159
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                1,579,356
                                                         ==========


See accompanying notes to the condensed consolidated financial statements.

                           eGene, Inc.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                           (unaudited)


                       Three Months  Three Months  Six Months  Six Months
                           Ended         Ended       Ended        Ended
                         6/30/2006    6/30/2005    6/30/2006   6/30/2005

Revenues                 $573,305     $216,706     $1,080,517   $489,559
                        ---------    ---------      ---------  ---------
Cost of Goods Sold        187,673      114,832        369,157    248,591
                        ---------    ---------      ---------  ---------
Gross Profit              385,632      101,874        711,360    240,968
                        ---------    ---------      ---------  ---------
Expenses
     Accounting & Audit     3,527        2,444         25,679     26,949
     Amortization  &
      Depreciation         22,260        8,542         44,199     14,837
     General Office
      Expenses              3,949        1,903          8,055      4,524
     Insurance             15,458       13,366         26,718     32,298
     Legal Expenses        20,324        9,242         37,654     13,433
     Manufacturing &
      Production            8,045        3,772         11,522      7,519
     Marketing & Sales    164,109       17,683        217,669     41,295
     Office Equipment       1,297          795          2,531      2,729
     Office Supplies        3,330          850          6,185      4,947
     Postage and Delivery     329        3,060          2,342      5,969
     Professional Fees     44,790        9,746         84,771     20,059
     Rent - Building       25,538       29,136         48,625     43,704
     Research &
      Development          17,349       22,495         32,595     32,803
     Salaries, Wages &
      Taxes               212,715      202,119        426,272    473,155
     Stock Based
      Compensation        111,864            -        167,364          -
     Telephone & Utilities  3,563        4,485          7,165      9,853
     Property and State
      Taxes                 3,415        1,236          3,415      1,237
                        ---------    ---------      ---------  ---------
Total Expenses            661,862      330,874      1,152,761    735,041
                        ---------    ---------      ---------  ---------
Net Loss from Operations (276,230)    (229,000)      (441,401)  (494,073)
                        ---------    ---------      ---------  ---------
Net Other Income            1,018        1,852          1,719      3,150
                        ---------    ---------      ---------  ---------
Net Loss Before Income
Taxes                    (275,212)    (227,148)      (439,682)  (490,923)
                        ---------    ---------      ---------  ---------
Current Year Provision
for Income Taxes                -            -              -          -
                        ---------    ---------      ---------  ---------
Net Loss                 (275,212)    (227,148)      (439,682)  (490,923)
                        =========    =========      =========  =========
Loss Per Share-Basic &
Diluted                    ($0.02)      ($0.01)        ($0.02)    ($0.03)
                        =========    =========      =========  =========
Weighted Average Shares
Outstanding            18,245,468   15,624,188     18,181,493 15,564,575
                       ==========   ==========     ========== ==========


See accompanying notes to the condensed consolidated financial statements.

                           eGene, Inc.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                            Three Months  Three Months  Six Months  Six Months
                                Ended         Ended       Ended        Ended
                               6/30/2006    6/30/2005    6/30/2006   6/30/2005

Cash Flows From Operating Activities
     Net Loss                 (275,212)    (227,148)    (439,682)    (490,923)
     Adjustments of net income
     (loss) to net cash
     provided by operations:
          Amortization           1,534        2,380        3,068        2,604
          Depreciation          20,029        6,162       40,433       12,233
          Securities issued
          for services          73,500            -       96,000            -
          Stock Based
          Compensation         111,864            -      167,364            -
          Decrease (increase)
          in current assets   (120,476)      61,462      144,739       85,248
          Increase (decrease)
          in current
          liabilities          (46,379)      59,934      (41,909)      90,174
                             ---------    ---------    ---------    ---------
     Net cash provided (used)
     by operating activities  (235,140)     (97,210)     (29,987)    (300,664)
                             ---------    ---------    ---------    ---------

Cash Flows From Investing Activities
     Purchases of Fixed Assets  (5,573)      (1,098)     (19,160)      (1,098)
     Purchase of Other Assets  (12,681)      (6,455)     (28,924)     (26,671)
                             ---------    ---------    ---------    ---------
     Net cash provided (used)
     by investing activities   (18,254)      (7,553)     (48,084)     (27,769)
                             ---------    ---------    ---------    ---------
Cash Flows from Financing
     Capital Stock Issued      150,000            -      150,000       10,583
                             ---------    ---------    ---------    ---------
Net Increase (Decrease) in
cash                          (103,394)    (104,763)      71,929     (317,850)

Cash at beginning of period    301,818      188,671      126,495      401,758
                             ---------    ---------    ---------    ---------
Cash at end of period          198,424       83,908      198,424       83,908
                             =========    =========    =========    =========

Supplemental disclosure of cash flow
information
     Interest paid                   -            -            -            -
     Income taxes paid             800          800          800          800

See accompanying notes to the condensed consolidated financial statements.

                           eGene, Inc.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2006
                           (Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2005.

Principles of Consolidation

eGene's financial statements include the accounts of its wholly owned subsidiary BioCal Technology, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

2.  UNREGISTERED SALES OF EQUITY SECURITIES

In June, 2006, our Board of Directors approved to accept a cash advance in the amount of $150,000 from a shareholder, and the Company desires to treat this cash advance as an additional purchase of shares of the Company's "restricted securities" (common stock) at a price of $0.64 per share for 234,375 shares. There were no registration rights afforded to the investor.

We issued these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

3. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective method. Consequently, for the three and six months ended June 30, 2006, the Company's results of operations reflected compensation expenses for new stock options granted and vested under its stock incentive plans and the unvested portion of previous stock option grants which vested during these periods. The amounts recognized in the financial statements related to stock-based compensation were $111,864 and $167,364 for the three and six months ended June 30, 2006, respectively.

Prior to the first quarter of fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three and six months ended June 30, 2005 would have been adjusted to the following pro forma amounts:

                                    Three Months             Six Months
                               Ended June 30, 2005     Ended June 30, 2005
Net loss, as reported                $(227,148)             $(490,923)
Compensation cost under fair
      value-based accounting
      method, net of tax                 1,194                  1,447
Net loss, pro forma                   (228,342)              (492,370)

Net loss per common share
     Basic and Diluted
     As reported                       $(0.01)                $(0.03)
     Pro forma                         $(0.01)                $(0.03)

Weighted average shares             15,624,188             15,564,575

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three and six months ended June 30, 2006 and 2005 using the Black-Scholes option-pricing model:

                               2006        2005
Expected life (years)           8.6         5-8
Interest rate                   4.9%        3.0%
Volatility                      194%          0%
Dividend yield                    0%          0%

In April, 2006, the Company issued 50,000 shares of "restricted securities" (common stock) to a non-related party for services rendered. These shares were valued at $1.02 per share, which was the fair value of the shares at the date of issuance. Concurrently, this expense was recognized under the caption "Marketing and Sales".

4. INVENTORIES

Inventories are stated at the lower of cost or market. Inventories at June 30, 2006 consisted of the following:

                                      June 30, 2006


Finished goods                        $    11,000
Demo units                                  5,500
Raw materials                             325,031
                                      -----------
Total                                 $   341,531
                                      ===========

5. SETTLEMENT AGREEMENT

On February 23, 2006, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") by and among the Company and Udo Henseler, former Chairman, CEO, and director of the Company ("Henseler").

The following are the principal terms of the Settlement Agreement: For and in consideration of the payment of the sum of $282,888.00 together with interest at the rate of four percent per annum, to be paid to Henseler by the Company in monthly installments until paid in full: Henseler released eGene from and against any and all claims which Henseler ever had, now has or hereafter may have against the Company; the Company released Henseler from and against any and all claims which the Company ever had, now has or hereafter may have against Henseler; Henseler agreed to resign as a member of the Board of Directors of the Company subsequent to the separation from his employment with eGene in July 2005; and Henseler retained approximately 143,334 unexercised, vested stock options in eGene and shall be permitted by eGene to exercise such options at an exercise price of $0.05 each for a total exercise price of $7,166.70 within thirty months of the date of the execution of the Settlement Agreement.

6. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006, we purchased parts from a manufacturing company, whose ownership includes one of our directors and shareholders. The total purchases were $76,916. The total balance owed to this party as of June 30, 2006 was $1,016.

During the three months ended June 30, 2006, we received $16,309 in parts sales from a manufacturing company, whose ownership includes one of our directors and shareholders. The party's account receivable balance as of June 30, 2006 was $892.

7. SUBSEQUENT EVENTS

The following stock options were exercised on 7/11/2006 and 7/19/2006.

Robert Heitel               7/11/2006             24,109 shares
Monisha Singh               7/19/2006             14,000 shares

These securities were sold under Rule 506 of Regulation D of the Securities and Exchange Commission and Section 4(2) of the Securities Act of 1933, as amended. All purchasers were either "accredited investors" or directors, officers or affiliates of our Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006, and for the three month periods ended June 30, 2006 and 2005, should be read in conjunction with our financial statements included in our 10-KSB Annual Report for the year ended December 31, 2005, that was filed with the Securities and Exchange Commission on April 3, 2006 (the "2005 10-KSB Annual Report").

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

Second Quarter Overview.

During the second quarter of 2006, our sales increased $356,600 or 165%, from sales of $216,706 in the second quarter of 2005. This increase in our quarterly sales reflects the continuous product sales ramp up.

We have also added a sales director to our staff and plan to move our sales to the next level. We have signed a three-year distribution agreement with Daiichi Pure Chemicals Co. Ltd. to promote our business in Japan.

In this quarter, eGene's corporate profile has been introduced in Genetic Engineering News, in May 15 issue. We have "High throughput RNA Quality Control" application note published in BioScience Technology magazine to introduce our HDA system and RNA QC cartridge in gene expression market. We have an application note "Cost benefit analysis of a multicapillary electrophoresis system " in American Laboratory News June/July issue to describe the cost benefit of HDA system in routine genetic analysis work.

We have also seen HDA system users publish their research results for different applications in the professional journals. This indicates that the research society has seen the advantages of using our HDA system in genetically related applications.

In this quarter, we are continuously using our resources for research and development of avian flu virus test. We recently announced that our HDA-GT12 Genetic Analyzer is capable of specifically detecting the 100-1000 copies of H5N1 strain. We will continue our work in bird flu detection and believe that our effort could potentially be used to detect bird flu in a fast and low cost way.

A medical related genotyping application has been developed using our system platform with our collaborators. We plan to launch new products in the near future.

During the second quarter of 2006, we have received patent issued from the China Patent Office for "OPTICAL DETECTION IN A MULTI-CHANNEL BIO-SEPARATION SYSTEM."

Results of Operations.

Revenue.

Total sales increased for the three months ended June 30, 2006, as compared to the same period in 2005. Our sales increased $356,600, or 165% from sales of $216,706 in the second quarter of 2005. This increase in our quarterly sales reflects the successful sales ramp up in our distribution channels.

                     Three Months Ended
                          June 30,

                         2006      2005      $change     %change 2005

Total Revenues         $573,305  $216,706    $356,600         165%

Cost of Sales.

In addition to our goal of attaining sustainable revenue growth, we are continuing to focus on improving our gross profit margins and controlling product costs by seeking out the benefits of cost effective global sourcing opportunities. As a result, cost of sales as a percentage of sales decreased and improved to 33% in the second quarter of 2006, from 53% in the second quarter of 2005, and gross profit margin increased 20% to 67% in the second quarter of 2006, from 47% in the second quarter of 2005.

Expenses.

Total expenses for the quarter ended June 30, 2006, were $661,862, which was $330,988 higher as compared to the same period in 2005. The major expense increases were $146,426 for Marketing and Sales Expenses and $185,364 for non-cash expenses associated with Stock Based Compensation and Securities Issued for Services.

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

The net loss for the quarter ended June 30, 2006 was $275,212, which was $48,064 higher compared to the previous year's quarterly loss of $227,148.

Liquidity and Capital Resources.

Our cash and cash equivalents were $198,424 on June 30, 2006, compared to $83,908 on June 30, 2005. We have financed our operations primarily through equity sales and product sales.

Related Transactions.

During the three months ended June 30, 2006, we purchased parts from a manufacturing company, whose ownership includes one of our directors and shareholders. The total purchases were $76,916. The total balance owed to this party as of June 30, 2006 was $1,016.

During the three months ended June 30, 2006, we received $16,309 in parts sales from a manufacturing company, whose ownership includes one of our directors and shareholders. The party's account receivable balance as of June 30, 2006 was $892.

Cash Flow.

                                   Three Months Ended
                                         June 30,
                                     2006      2005          $change

Net Cash provided (used)
by operating activities       $(235,140)     $(97,210)    $(137,930)

Cash Flows from
investing activities           $(18,254)      $(7,553)     $(10,701)

Cash Flows from
Financing activities           $150,000             -      $150,000

Operating Activities.

During the three months ended June 30, 2006, we used $235,140 of cash for operating activities as compared to $97,210 of cash used in the same period of 2005.

Investing Activities.

Investing activities during the three months ended June 30, 2006, were $5,573 for purchase of fixed assets and $12,681 for additional costs incurred for deferred patent legal fees.

Financing Activities.

During the three months ended June 30, 2006, we generated $150,000 in cash from financing activities, reflecting the sale of our common stock in private placement.

On April 6, the Company issued 50,000 shares of Rule 144 restricted common stock with Piggy-back registration rights for services to the Company.

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

Item 3. Controls and Procedures.

We have evaluated our "disclosure controls and procedures" and our "internal controls and procedures for financial reporting" as of June 30, 2006. This evaluation was done under the supervision and with the participation of management.

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies, including our Company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with our evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer, Chief Financial Officer, Executive VPs and Business Manager did not identify any change in our internal control over financial reporting during the three months ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted though that eGene is a young and emerging biotechnology company with limited resources, funding and personnel, and that our evaluation of controls and procedures were conducted in good faith considering the economic environment of our Company.

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

There were no material changes in our internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June, 2006, our Board of Directors approved to accept a cash advance in the amount of $150,000 from a shareholder, and the Company desires to treat this cash advance as an additional purchase of shares of the Company's "restricted securities" (common stock) at a price of $0.64 per share for 234,375 shares. There were no registration rights afforded to the investor. The proceeds from the sale of this common stock have been used for general and administrative expenses.

We also issued 50,000 shares of our "restricted securities" (common stock) for services rendered and to be rendered for our benefit.

The following stock options were exercised on July 11, 2006, and July 19, 2006, respectively, to acquire "restricted securities" (common stock):

Robert Heitel               7/11/2006             24,109 shares
Monisha Singh               7/19/2006             14,000 shares

We issued these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibits:

31.1 302 Certification of Ming S. Liu

31.2 302 Certification of Peter Sheu

32 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGene, Inc.


Dated: August 14, 2006   By:  /s/ Ming S. Liu
                                   Ming S. Liu
                                   Chairman of the Board, Chief Executive
                                    Officer, and Executive Vice President



Dated: August 14, 2006   By:  /s/ Peter Sheu
                                   Peter Sheu
                                   Chief Financial Officer