Form 10QSB
period 2006-09-30
eGENE, INC.
filed 2006-11-13
CIK 1105409

United States Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

             For the quarterly period September 30, 2006

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No[ ]

        Applicable Only to Issuers Involved in Bankruptcy
           Proceedings During the Preceding Five Years

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

The number of our outstanding shares of common stock as of November 3, 2006, was 18,214,107 (actual); however, assuming all stockholders of BioCal Technology, Inc., a California corporation ("BioCal"), who did not perfect dissenters' rights in the merger of our wholly-owned subsidiary that was formed for the sole purpose of merging with and into BioCal submit their BioCal shares for exchange under that Agreement and Plan of Merger and by which BioCal became a wholly-owned subsidiary of ours, then there will be 18,583,335 outstanding shares.

Transitional Small Business Disclosure Format (Check One): Yes  No X

                           eGene, Inc.



                         Table of Contents

                                                                         Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
          Condensed Consolidated Balance Sheet as of September 30, 2006   3

          Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2006 and 2005         4

          Condensed Consolidated Statements of Cash Flows for the
          Three and Nine Months Ended September 30, 2006 and 2005         5

          Notes to Unaudited Condensed Consolidated Financial Statements  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            8

Item 3.  Controls and Procedures                                         12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    13

Item 3.   Defaults upon Senior Securities                                13

Item 4.   Submission of Matters to a Vote of Security Holders            13

Item 5.   Other Information                                              14

Item 6.   Exhibits                                                       14

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

                       As of September 30, 2006


                             ASSETS
Current Assets
      Cash                                              $   141,872
      Accounts Receivable, net of allowance                 612,437
      Inventory                                             322,986
                                                         ----------
   Total Current Assets                                   1,077,295
   Fixed Assets
      Computer Equipment                                     54,658
      Equipment and Machinery                                51,709
      Furniture and Fixtures                                 21,413
      Injection Molds                                       287,347
      Less Accumulated Depreciation                        (144,437)
                                                         ----------
   Total Fixed Assets                                       270,690
   Other Assets
      Deferred Patent Cost, Net of Amortization             347,949
      Other Deferred Cost, Net of Amortization                   43
      Deposits                                               31,744
                                                         ----------
   Total Other Assets                                       379,736
                                                         ----------
TOTAL ASSETS                                            $ 1,727,721
                                                         ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Current Liabilities
      Accounts Payable                                  $   213,587
      Accrued Payroll & Related Payroll Taxes               176,121
      Accrued Vacation Payable                               38,876
      Warranty Accrual                                       48,233
      Other Current Liabilities                               9,160
      Current Portion of Settlement Payable                 119,096
                                                         ----------
   Total Current Liabilities                                605,073
                                                         ----------
   Settlement Payable- Long Term                             84,395

Total Liabilities                                           689,468

   Stockholders' Equity
      Common Stock                                           18,440
      Additional Paid in Capital                          5,953,910
      Accumulated Deficit                                (4,934,097)
                                                         ----------
   Total Stockholders' Equity                             1,038,253
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 1,727,721
                                                         ==========


See accompanying notes to the condensed consolidated financial statements.

                                   eGene, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)


                       Three Months Three Months Nine Months Nine Months
                           Ended         Ended       Ended        Ended
                         9/30/2006    9/30/2005    9/30/2006   9/30/2005

Revenues                 $834,036     $223,555     $1,914,553   $713,115
                        ---------    ---------      ---------  ---------
Cost of Goods Sold        301,207      107,810        670,364    356,402
                        ---------    ---------      ---------  ---------
Gross Profit              532,829      115,745      1,244,189    356,713
                        ---------    ---------      ---------  ---------
Expenses
     Accounting & Audit     3,511        3,785         29,190     30,734
     Amortization  &
      Depreciation         23,806        7,685         68,005     22,522
     General Office
      Expenses              5,921        3,829         13,976      8,082
     Insurance             15,676       23,798         42,394     56,095
     Legal Expenses        27,434       19,374         65,088     32,807
     Manufacturing &
      Production            9,931       10,858         21,453     18,386
     Marketing & Sales     69,227       21,461        286,896     62,774
     Office Equipment         514          596          3,045      3,325
     Office Supplies        1,873        1,987          8,058      6,934
     Postage and Delivery     104        1,222          2,446      7,191
     Professional Fees     35,140       11,742        119,911     31,801
     Rent - Building       23,467       22,222         72,092     65,926
     Research &
      Development           1,373       14,003         33,968     46,806
     Salaries, Wages &
      Taxes               243,476      178,152        669,748    651,307
     Stock Based
      Compensation         37,000            -        204,364          -
     Telephone & Utilities  5,406        6,033         12,571     15,887
     Property and State
      Taxes                     0            0          3,415      1,236
                        ---------    ---------      ---------  ---------
Total Expenses            503,859      326,747      1,656,620  1,061,813
                        ---------    ---------      ---------  ---------
Net Income (Loss)
from Operations            28,970     (211,002)      (412,431)  (705,100)
                        ---------    ---------      ---------  ---------
Net Other Income            1,719        1,219          3,438      4,369
                        ---------    ---------      ---------  ---------
Net Income (Loss)
Before Income Taxes        30,689     (209,783)      (408,993)  (700,731)
                        ---------    ---------      ---------  ---------
Current Year Provision
for Income Taxes                -            -              -          -
                        ---------    ---------      ---------  ---------
Net Income (Loss)          30,689     (209,783)      (408,993)  (700,731)
                        =========    =========      =========  =========
Income (Loss) Per Share-
Basic & Diluted             $0.00       ($0.01)        ($0.02)    ($0.04)
                        =========    =========      =========  =========
Weighted Average Shares
Outstanding            18,434,227   15,624,188     18,266,976 15,584,446
                       ==========   ==========     ========== ==========


See accompanying notes to the condensed consolidated financial statements.

                                     eGene, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                            Three Months  Three Months Nine Months  Nine
Months
                                Ended         Ended       Ended        Ended
                              9/30/2006     9/30/2005   9/30/2006    9/30/2005

Cash Flows From Operating Activities
     Net Income (Loss)          30,689     (209,783)    (408,993)    (700,731)
     Adjustments of net income
     (loss) to net cash
     provided by operations:
          Amortization           1,534        1,301        4,602        3,905
          Depreciation          22,272        6,384       62,705       18,617
          Securities issued
          for services          22,500            -      118,500            -
          Stock Based
             Compensation       37,000            -      204,364            -
          Decrease (increase)
          in current assets   (184,074)       1,973      (39,335)      86,365
          Increase (decrease)
          in current
          liabilities          155,518      (25,864)      14,362       65,166
        Decrease in long
          term Liabilities     (99,247)           -            -            -
                             ---------    ---------    ---------    ---------
     Net cash provided (used)
     by operating activities   (13,808)    (225,989)     (43,795)    (526,678)
                             ---------    ---------    ---------    ---------

Cash Flows From Investing Activities
     Purchases of Fixed Assets (28,355)      (2,657)     (47,515)      (3,755)
     Purchase of Other Assets  (16,294)      (5,051)     (45,218)     (31,723)
                             ---------    ---------    ---------    ---------
     Net cash provided (used)
     by investing activities   (44,649)      (7,708)     (92,733)     (35,478)
                             ---------    ---------    ---------    ---------
Cash Flows from Financing
     Capital Stock Issued        1,905      400,000      151,905      410,583
                             ---------    ---------    ---------    ---------
Net Increase (Decrease) in
cash                           (56,552)     166,303       15,377     (151,573)

Cash at beginning of period    198,424       83,883      126,495      401,759
                             ---------    ---------    ---------    ---------
Cash at end of period          141,872      250,186      141,872      250,186
                             =========    =========    =========    =========

Supplemental disclosure of cash flow
information
     Interest paid                   -            -            -            -
     Income taxes paid               -            -          800          800

See accompanying notes to the condensed consolidated financial statements.

                               eGene, Inc.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006
                              (Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2005.

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


3. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective method. Consequently, for the three and nine months ended September 30, 2006, the Company's results of operations reflected compensation expenses for new stock options granted and vested under its stock incentive plans and the unvested portion of previous stock option grants which vested during these periods. The amounts recognized in the financial statements related to stock-based compensation were $37,000 and $204,364 for the three and nine months ended September 30, 2006, respectively.

Prior to the first quarter of fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the three and nine months ended September 30, 2005 would have been adjusted to the following pro forma amounts:

                                    Three Months             Nine Months
                             Ended September 30, 2005 Ended September 30, 2005
Net loss, as reported                $(209,783)             $(700,731)
Compensation cost under fair
      value-based accounting
      method, net of tax                 1,387                  2,833
Net loss, pro forma                   (211,170)              (703,564)

Net loss per common share
     Basic and Diluted
     As reported                        $(0.01)                $(0.04)
     Pro forma                          $(0.01)                $(0.05)

Weighted average shares             15,624,188             15,584,446

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three and nine months ended September 30, 2006, and 2005, using the Black-Scholes option-pricing model:

                               2006        2005
Expected life (years)           9.3         5-8
Interest rate                   4.8%        3.0%
Volatility                      104%          0%
Dividend yield                    0%          0%


4. INVENTORIES

Inventories are stated at the lower of cost or market. Inventories at September 30, 2006, consisted of the following:

                                   September 30, 2006


Demo units                            $    16,500
Raw materials                             306,486
                                      -----------
Total                                 $   322,986
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

6. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2006, we purchased parts from a manufacturing company, whose ownership includes one of our directors and shareholders. The total purchases were $127,632. The total balance owed to this party as of September 30, 2006 was $98,647.

During the three months ended September 30, 2006, we received $29,445 in parts sales from a manufacturing company, whose ownership includes one of our directors and shareholders. The party's account receivable balance as of September 30, 2006 was $30,337.

7. SUBSEQUENT EVENTS

The following stock options were exercised on 10/6/2006.

Udo Henseler                10/6/2006            143,334 shares

These securities were sold under Rule 506 of Regulation D of the Securities and Exchange Commission and Section 4(2) of the Securities Act of 1933, as amended. All purchasers were either "accredited investors" or directors, officers or affiliates of our Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006, and for the three month periods ended September 30, 2006, and 2005, should be read in conjunction with our financial statements included in our 10-KSB Annual Report for the year ended December 31, 2005, that was filed with the Securities and Exchange Commission on April 3, 2006 (the "2005 10-KSB Annual Report").

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

Third Quarter Overview.

We had the first profitable quarter ever. The net income for the quarter ended September 30, 2006, was $30,689, compared to the previous year's quarterly loss of $209,783. During the third quarter of 2006, our sales increased $610,481 or 273%, from sales of $223,555 in the third quarter of 2005. This increase in our quarterly sales reflects the continuous product sales ramp up.

We have continuously exposed our Company and product to scientific community in AACC conference (American Association of Clinical Chemistry) in July, ASHG (American Society of Human Genetics) and ASHI (American Society of Histocompatibility and Immunogenetics) in October, 2006.

We have also seen HDA system users publish their research results for different applications in the professional journals. This indicates that the research society has seen the advantages of using our HDA system in genetically related applications.

In this quarter, we are continuously using our resources for research and development of avian flu virus test with our collaborator. We recently announced that our HDA-GT12 Genetic Analyzer is capable of specifically detecting the 10 copies of H5N1 strain. We will continue our work in bird flu detection and believe that our effort could potentially be used to detect bird flu in a fast and low cost way.

We have introduced HLA-SSP genotyping system in ASHI conference as we have planned. We also plan to launch new products in the near future.

Results of Operations.

Revenue.

Total sales increased for the three months ended September 30, 2006, as compared to the same period in 2005. Our sales increased $610,481, or 273% from sales of $223,555 in the third quarter of 2005. This increase in our quarterly sales reflects the successful sales ramp up in our distribution channels.


                       Three Months Ended
                          September 30,

                         2006      2005      $change     %change 2005

Total Revenues         $834,036  $223,555    $610,481         273%

Cost of Sales.

In addition to our goal of attaining sustainable revenue growth, we are continuing to focus on improving our gross profit margins and controlling product costs by seeking out the benefits of cost effective global sourcing opportunities. As a result, cost of sales as a percentage of sales was 36% in the third quarter of 2006, compared to 48% in the third quarter of 2005, and gross profit margin was 64% in the third quarter of 2006, as compared to 52% in the third quarter of 2005.

Expenses.

Total expenses for the quarter ended September 30, 2006, were $503,859, which was $177,112 higher as compared to the same period in 2005. The major expense increases were $65,324 for Salary, Wages & Taxes, $47,766 for Marketing and Sales Expenses and $37,000 for non-cash expenses associated with Stock Based Compensation.

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

We had the first profitable quarter during the third quarter of 2006. The net income for the quarter ended September 30, 2006, was $30,689, as compared to the previous year's quarterly loss of $209,783.

Liquidity and Capital Resources.

Our cash and cash equivalents were $141,872 on September 30, 2006, compared to $250,186 on September 30, 2005. We have financed our operations primarily through equity sales and product sales.

Related Transactions.

During the three months ended September 30, 2006, we purchased parts from a manufacturing company, whose ownership includes one of our directors and shareholders. The total purchases were $127,632. The total balance owed to this party as of September 30, 2006 was $98,647.

During the three months ended September 30, 2006, we received $29,445 in parts sales from a manufacturing company, whose ownership includes one of our directors and shareholders. The party's account receivable balance as of September 30, 2006 was $30,337.

Cash Flow.

                                   Three Months Ended
                                      September 30,
                                     2006      2005        $change

Net Cash provided (used)
by operating activities       $(13,808)     $(225,989)     $212,181

Cash Flows from
investing activities          $(44,649)       $(7,708)     $(36,941)

Cash Flows from
Financing activities            $1,905      $ 400,000     $(398,095)

Operating Activities.

During the three months ended September 30, 2006, we used $13,808 of cash for operating activities as compared to $225,989 of cash used in the same period of 2005.

Investing Activities.

Investing activities during the three months ended September 30, 2006, were $28,355 for purchase of fixed assets and $16,294 for additional costs incurred for deferred patent legal fees and additional building lease deposit.

Financing Activities.

During the three months ended September 30, 2006, we generated $1,905 in cash from financing activities, reflecting the sale of our common stock in stock option exercise.

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

Item 3. Controls and Procedures.

We have evaluated our "disclosure controls and procedures" and our "internal controls and procedures for financial reporting" as of September 30, 2006. This evaluation was done under the supervision and with the participation of management.

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies, including our Company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with our evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer, Chief Financial Officer, Executive VPs and Business Manager did not identify any change in our internal controls over financial reporting during the three months ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that eGene is a young and emerging biotechnology company with limited resources, funding and personnel, and that our evaluation of controls and procedures were conducted in good faith considering the economic environment of our Company.

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

There were no material changes in our internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following stock options were exercised on July 11, 2006, July 19, 2006, and October 6, 2006 respectively, to acquire "restricted securities" (common stock):

Robert Heitel               7/11/2006             24,109 shares
Monisha Singh               7/19/2006             14,000 shares
Udo Henseler                10/6/2006            143,334 shares

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

eGene, Inc.


Dated: November 13, 2006   By:  /s/ Ming S. Liu
                                    Ming S. Liu
                                    Chairman of the Board, Chief Executive
                                    Officer, and Executive Vice President



Dated: November 13, 2006   By:  /s/ Peter Sheu
                                    Peter Sheu
                                    Chief Financial Officer