Form 10KSB
period 2006-12-31
eGENE, INC.
filed 2007-04-17
CIK 1105409

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 000-32393

eGene, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	87-0645507
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17841 Fitch

Irvine, CA 92614

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (949) 250-8686

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

Common stock, $0.001 par value

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No     (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes

[  ] No [X]

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $2,749,305.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

The aggregate market value of the voting stock held by non-affiliates (15,225,729 shares) of the Issuer, based on the last sale price ($0.88) of such stock as reported by the OTCBB of the National Association of Securities Dealers, Inc. on March 28, 2007, was approximately $13,398,642.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

None, Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Not applicable.

Applicable Only to Corporate Issuers

The number of shares outstanding of the Issuer’s common stock as of March 27, 2006, was 18,273,862 (actual); however, assuming all BioCal Technology, Inc. (as defined herein) stockholders who did not perfect dissenters’ rights under our merger with Biocal submit their BioCal shares for exchange under the merger, then there will be 18,595,835 outstanding shares.

Documents Incorporated by Reference

A description of  “Documents Incorporated by Reference” is contained in the Exhibit Index, Part III, Item 13.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I 3

Item 1. Description of Business 3

Item 2. Description of Property 9

Item 3. Legal Proceedings 9

Item 4. Submission of Matters to a Vote of Security Holders 10

PART II 10

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  10

Item 6. Management’s Discussion and Analysis or Plan of Operation 12

Item 7. Financial Statements. 20

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  21

Item 8(A)T. Controls and Procedures. 21

Item 8(B). Other Information. 21

PART III 21

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  21

Item 10. Executive Compensation 24

Item 11. Security Ownership of Certain Beneficial Owners and Management 26

Item 12. Certain Relationships and Related Transactions 27

Item 13. Reports on Form 8-K and Exhibits 28

Item 14. Principal Accounting Fees and Services 30

SIGNATURES 30

PART I

Item 1. Description of Business

Overview

We are an emerging biotechnology company that utilizes the core technologies of capillary electrophoresis, microfluidics, advanced reagents liquid handling and automation to create a novel DNA/RNA analysis system for biological materials and life sciences testing. Our current operations resulted from a merger of BioCal Technology, Inc., a privately held California biotechnology operating company (“BioCal”), with and into our wholly-owned subsidiary in July of 2004. Our objective and strategy is to provide new, effective and superior biological testing tools for improved decision making and deliver applications to these industries that we believe will have immediate commercial relevance.

Our Company’s first product, the HDA-GT12 genetic analyzer, is a revolutionary tool for the multi-billion dollar genetic analysis market. The HDA-GT12, which is short for “high performance DNA analyzer for genotyping on 12 channels,” replaces time-consuming slab gel electrophoresis methods used to separate segments of DNA. Slab gel electrophoresis, a technology that was developed more than 20 years ago and has not undergone a major facelift since its inception, requires extensive manual manipulation and hours or days of tedious procedures that are prone to human errors. The slab gel electrophoresis method also lacks high throughput capabilities, detection sensitivity, and resolution. In contrast, the HDA-GT12 genetic analyzer using capillary electrophoresis-based technology produces highly accurate results in minutes.   DNA analysis is the key to understanding and combating certain genetic ailments found in humans, animals and agriculture. The immediate impact of certain genetic modifications (mutations) is now visible in everyday life. Outbreaks of diseases such as the avian flu and GMO food products have lead to a heightened public awareness of genetic modification/mutations affecting global health and commerce. The introduction of eGene’s cost-effective and automated genetic analyzer allows government regulators, agricultural and livestock food safety managers, and Point of Care clinicians/doctors to effectively monitor genetic-level mutations, potentially saving lives, goods and money in a timely and responsible manner.

Principal Products or Services and their Markets

eGene’s HDA-GT12 genetic analyzer is a cost-effective system for high efficiency DNA/RNA separation. The eGene system uses patented fluorescence multiplexed detection made possible by the Company’s proprietary multi-channel capillary gel-cartridge with an integrated unique gel-matrix chemistry formulation to identify the different base-pairs within the analyzed sample.  The multi-channel capillary cartridge allows the automated system to analyze multiple samples of DNA concurrently.

The following are key features and benefits of the HDA-GT12 genetic analyzer:

• It includes testing systems, consumable gel cartridges and software as a turn key solution for genetic analysis.

• It can hold up to 96 samples in a single sample plate for automated analysis.

• It uses the capillary electrophoresis approach as a reliable method of analyzing multiple DNA samples in an efficient manner.

• It was developed for rapid DNA/RNA separation and detection as a timely alternative for the genetic analysis market.

• It integrates multiple labor intensive manual operations into a single automated process to reduce human errors.

• It generates high quality digital data.

• It provides high resolution and high sensitivity detection for more accurate and consistent data.

• It is a small sized portable desktop system, which is durable and transportable.

• It is an affordable system and has low testing costs compared to conventional capillary electrophoresis instruments.

We believe our HDA systems can accelerate experiments and expand individual researcher capability, as compared to molecular separations such as electrophoresis, which may take hours using conventional equipment. An example of Down syndrome genetic analysis (Scientific Publication in Analytical Biochemistry Vol. 304, May 2005) demonstrates that eGene’s system can analyze 12 DNA samples in less than three minutes, much faster than the current three to four hours of total processing time required for conventional lab gel electrophoresis methods. Management also intends to continue vigorously developing new, lower cost versions of genotyping systems with enhanced features that address existing or emerging customer needs for different applications.

Distribution Methods of the Products or Services

Sales Channels

We sell our products through three channels: directly to customers, indirectly through our international network of distributors; and through our (at this stage, early and developing) original equipment manufacturer (“OEM”) channels. Through these channels, we sell complete systems solutions, developed by us, to end customers. By using direct and indirect distribution as well as OEM channels to maximize penetration of our products and technologies into the marketplace, we seek to position eGene, Inc. as a leader in the low-cost genomics testing tools market. We expect to derive a significant portion of revenue from aftermarket products, including consumable and accessory products.

Partnerships

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

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

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

Sources and Availability of Raw Materials and Names of Principal Suppliers

Currently we do not experience delays or shortages caused by suppliers. Our management believes that alternative sources can be obtained at the same prices and on substantially the same terms and conditions, if necessary, for most sole and limited source parts. We maintain only a limited number of long-term supply agreements with our suppliers. However, our reliance on a limited group of suppliers involves several risks, including that:

• we may be unable to obtain an adequate supply of required components;

• we may have reduced control over pricing and the timely delivery of components and subassemblies; and

• suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

If we are forced to seek alternative sources of supply or to manufacture such components or subassemblies internally, we may be forced to delay our productions or redesign company systems, which may prevent us from shipping our systems to customers on a timely basis.

Dependence on One or a Few Major Customers

For the twelve months ended December 31, 2006,  five customers represented approximately 67% of total revenues. For the twelve months ended December 31, 2005, five customer represented approximately 75% of total revenues.  If these customers decreased or terminated their purchases from the Company, the impact may have adverse effects on the Company’s operations and financial condition.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

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

These patents and applications are directed to various areas which we believe are valuable to our business, including among others:

Seven issued patents in USA

• US patent 6,529,275 (March 2003) Optical detection in bio-separation device using a widened detection zone

• US patent 6,645,718 (November 2003) DNA sample collection for identification

• US patent 6,828,567 (December 2004) Optical detection in a multi-channel bio-separation system

• US patent 6,870,165 (March 2005) Multi-color multiplexed analysis in a bio-separation system

• US patent 6,929,779 (August 2005) Optical detection in bio-separation device using axial radiation output

• US patent 6,932,940 (August 2005) Optical detection in bio-separation device using axial radiation input

• US patent application number 10/349,316 (Allowed March 2007) Multi-segment cartridge for bio-separation with multiplexed fluorescence detection.

Two international patent issued in Taiwan

• Taiwan patent I243242 (November 2005) Optical detection in a multi-channel bio-separation system

• Taiwan patent application number I273238 (January 2007) Multi-Channel Bio-Separation Cartridge

One international patent issued in Europe

• European patent 2707606.6 (March 2007) Optical detection in a multi-channel bio-separation system

One international patent issued in China

• Chinese patent ZL 02805754.6 (May 2006) Optical detection in a multi-channel bio-separation system

Five patents pending

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

Source Code Licensing Agreement

On April 12, 2007, a Source Code License Agreement was executed between us and SciBridge Software. SciBridge Software is the owner of the source code for the BioCalculator Software consisting of BioCalculator specific components (“BioCalculator Components”) and the core components (“Core Components”) .. This software is currently used by us to perform instrument control, data acquisition and data analysis.  Subject to the terms and conditions of this Source Code License Agreement, SciBridge Software granted to us an exclusive , worldwide , perpetual, irrevocable, fully-paid up , royalty-free license to the source code of the BioCalculator Components and a non - exclusive , worldwide , perpetual , irrevocable, fully-paid up , royalty-free license to the source code of the Core Components. In consideration of the license granted, we will pay SciBridge Software $750,000.

Need for any Governmental Approval of Principal Products or Services

For the Research and Academic markets that we currently target, some of our products may not need United States Food and Drug Administration (“FDA”) or other regulatory approval.

In the Clinical Diagnostic market that we may enter in the future, the FDA and competent authorities of other countries may regulate our products as medical devices. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require either premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. The 510(k) clearance pathway usually takes from three to six months from submission but can take longer. The PMA pathway is much more lengthy, uncertain, costly and generally takes from six months to two years or longer from submission. Noncompliance with applicable requirements can result in, among other things, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or PMA for devices, withdrawal of marketing clearances or approvals or criminal prosecution. To date, we have not yet commenced our FDA product clearances process.

Effect of Existing or Probable Governmental Regulations on the Business, Products or Services

Regulation by governmental authorities in the United States and foreign countries will significantly affect the Company’s ability to manufacture and market its product and to conduct its ongoing research and product development activities. The Company’s products may require regulatory approval by appropriate governmental agencies. Our products may require more additional rigorous testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal, state and foreign statutes also govern or influence the manufacturing, safety, labeling, storage, record-keeping and marketing of our products. The process of obtaining these approvals is costly and time consuming. Further, ongoing compliance with these requirements can require the expenditure of substantial resources. Any failure by the Company or its collaborators to obtain, or delay in obtaining, required regulatory approvals would adversely affect the marketing of the Company’s product and its ability to derive revenue.

In addition to regulations enforced by the FDA, the Company may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Clean Air Act, the Medical Waste Tracking Act, the federal Water Pollution Control Act and other present and potential future federal, state, local and foreign countries regulations.

Small Business Issuer

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer.  We are a “small business issuer.”

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Sarbanes –Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Reporting Obligations

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

Penny Stock

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

• with a price of less than five dollars per share;

• that are not traded on a “recognized” national exchange;

• whose prices are not quoted on the NASDAQ automated quotation system; or

• in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor’s account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

This procedure requires the broker/dealer to:

• get information about the investor’s financial situation, investment experience and investment goals;

• reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

• provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

• receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors’ financial situation, investment experience and investment goals.

Compliance with these requirements may make it harder for our stockholders to resell their shares.

Research and Development Costs During the Last Two Fiscal Years

We are prioritizing our current research and development projects that we believe have the greatest potential commercial value. Our product development efforts are currently principally focused on new applications and capabilities for our existing instruments. The R&D expenses for the year ended December 31, 2006, were $66,661, compared to $50,830 for the year ended December 31, 2005.

We expect our research and development spending to increase at a slower rate than increases in revenue in the future as we focus on those opportunities with maximum commercial viability and share the funding of R&D programs with other partners if possible and our own commercial growth.

Cost and Effects of Compliance with Environmental Laws

We believe that we are currently in compliance with all applicable environmental permits and applicable environmental laws. Any expenditure necessitated by changes in law and permitting requirements cannot be predicted at this time.

Number of Total Employees and Number of Full Time Employees

As of December 31, 2006, we had a total of thirteen full time, three part time employees and one contractor. We have been outsourcing certain accounting, legal and distribution functions. Research and development, final product assembly,  marketing, sales, technical support and administration compose the personnel pool. Increase in personnel is expected to be commensurate with expected growth in revenue and associated operations.

Other Business Risks

In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our products may not achieve wide market acceptance. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below under “Risk Factors Affecting Operating Results” contained in Part II, Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Access to Certain Public Information

We file or furnish electronically with the Securities and Exchange Commission our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) of the “Exchange Act.” The public may read or copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other filings that contain information regarding companies that file electronically with it, including our Company.  The address of that website is http://www.sec.gov.

Item 2. Description of Property

Our headquarters are located in Irvine, California, where we occupy one leased facility totaling approximately 8,000 square feet which houses research and development, marketing, final assembly of product, warehousing and administration.  The current monthly lease is $ 7,939. The lease will expire in 2009, unless we exercise our option to extend the lease.  Estimated space allocation in our location is approximately as follows: laboratories, 1,500 square feet; office space, including marketing, sales, engineering and administration, 2,500 square feet; manufacturing, receiving, shipping and warehousing, 3,500 square feet. On December 15, 2006, we entered a lease agreement effective January 1, 2007, for a facility in Shanghai, People’s Republic of China, with totaling approximately 14,000 square feet, which will house future manufacturing, including assembly of semi-finished product, warehousing, technical and service support for the territories in Asia. The current monthly lease is approximately $ 12,834, and the lease will expire on December 31, 2011.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2006, or otherwise during 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock have been traded on the OTC Bulletin Board (the “OTCBB”) since quarter ended December 31, 2004, under the symbol “EGEI”. The following are the high and low bid and asked quotations on our common stock on the OTCBB during the periods indicated:

Market Prices and Bid Information for Common Stock.

Bid

Quarter Ended                     High                   Low

January 1, 2005

through

March 31, 2005                  $1.15                   $.51

April 1, 2005

through

June 30, 2005                     $1.15                   $.25

July 1, 2005

through

September 30, 2005             $.30                   $.13

October 1, 2005

through

December 31, 2005              $.41                   $.17

January 1, 2006

through

March 31, 2006                  $2.20                 $.17

April 1, 2006

through

June 30, 2006                     $1.50                  $.56

July 1, 2006

through

September 30, 2006             $.91                  $.60

October 1, 2006

through

December 31, 2006             $.79                  $.54

This information was obtained from the National Association of Securities Dealers, Inc. or other qualified interdealer quotation medium.  The foregoing quotations represent prices between dealers and do not include retail markup, markdown or commission.  They do not represent actual transactions and have not been adjusted for stock dividends or splits.

Holders

The number of record holders of the Company’s common stock as March 27, 2007, is approximately 1,367, not including an indeterminate number who may hold shares in “street name.”

Dividends

Our Company has not declared any cash dividends with respect to our common stock during the past three years, and does not intend to declare dividends in the foreseeable future.  We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.  There are no material restrictions limiting, or that are likely to limit, our Company’s ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,453,035	$0.35	1,340,000
Total	2,453,035	$0.35	1,340,000

Recent Sales of Unregistered Securities

1. We issued an aggregate of 103,333 shares of common stock on the exercise of options that were granted to one member of management on January 31, 2005.

2. We issued an aggregate of 11,667 shares of common stock on the exercise of options that were granted to one employee on March 17, 2005.

3. We issued an aggregate of 96,667 shares of common stock on the exercise of options that were granted to one member of management on March 21, 2005.

4. Effective November 30, 2005, pursuant to the offer and sale of Units at a price of $0.30 per share, with each Unit consisting of one share of our common stock that constituted “restricted securities” and one warrant to acquire one additional share that also constituted “restricted securities” of our common stock at an exercise price of $0.45 per share, 2,333,332 Units were sold consisting of 2,333,332 shares of common stock and 2,333,332 warrants. None of these warrants have been exercised.

5. Effective December 23, 2005, pursuant to the offer and sale of Units at a price of $0.30 per share, with each Unit consisting of one share of our common stock that constituted “restricted securities” and one warrant to acquire one additional share that also constituted “restricted securities” of our common stock at an exercise price of $0.45 per share, 160,000 Units were sold consisting of 160,000 shares of common stock and 160,000 warrants. All of these warrants have not been exercised.

6. We issued an aggregate of 50,000 shares of common stock for service performed by a contractor on April 6, 2006.

7. Effective May 30, 2006, we sold 234,375 shares of common stock at a price of $0.64 per share.

8. We issued an aggregate of 24,109 shares of common stock on the exercise of options that were granted to one contractor on July 11, 2006.

9. We issued an aggregate of 14,000 shares of common stock on the exercise of options that were granted to an employee on July 19, 2006.

10. We issued an aggregate of 143,334 shares of common stock on the exercise of options that were granted to a previous employee on October 6, 2006.

We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2006, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

We are an emerging biotechnology company that utilizes the core technologies of capillary electrophoresis, microfluidics, advanced reagents liquid handling and automation to create a novel DNA/RNA analysis system for biological materials and life sciences testing. Our current operations resulted from a merger of BioCal Technology, Inc., a private California biotechnology operating company (“BioCal”), with and into our wholly-owned subsidiary in July of 2004. Our objective and strategy is to provide new, effective and superior biological testing tools for improved decision making and deliver applications to these industries that we believe will have immediate commercial relevance.

Our Company’s main product, the HDA-GT12 genetic analyzer, is a revolutionary tool for the multi-billion dollar genetic analysis market. The HDA-GT12 genetic analyzer replaces the time-consuming slab gel electrophoresis method used to separate segments of DNA. Slab gel electrophoresis, a technology that was developed more than 20 years ago and has not undergone a major facelift since its inception, requires extensive manual manipulation and hours or days of tedious procedures that are prone to human error. The slab gel electrophoresis method also lacks high throughput capabilities, detection sensitivity, and resolution. In contrast, the HDA-GT12 genetic analyzer using capillary electrophoresis-based technology produces highly accurate results in minutes.

DNA analysis is the key to understanding and combating certain genetic ailments found in humans, animals, and agriculture. The immediate impact of certain genetic modifications (mutations) is now visible in everyday life Outbreaks of diseases such as the avian flu and GMO food products have lead to a heightened public awareness of genetic modification/mutations that affect global health and commerce. The introduction of eGene’s cost-effective and automated genetic analyzer allows government regulators, agricultural and livestock food safety managers, and Point of Care clinicians/doctors to effectively monitor genetic-level mutations, potentially saving lives, goods,  and money in a timely and responsible manner.

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

We sell our products through three channels: directly to customers, indirectly through our international network of distributors; and through our (at this stage, early and developing) original equipment manufacturer (“OEM”) channels.  Through these channels, we sell complete systems solutions, developed by us, to end customers. By using direct and indirect distribution as well as OEM channels to maximize penetration of our products and technologies into the marketplace, we seek to position eGene, Inc. as a leader in the low-cost genomics testing tools market. We expect to derive a significant portion of revenue from aftermarket products, including consumable and accessory products. While there are several other vendors that produce DNA analyzers for commercial use, we believe that the HDA-GT12 has a unique market position with its efficiency, timeliness, and decreased costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During 2006, we achieved several significant financial milestones. As reflected more extensively in our Audited Consolidated Statements of Operations contained in our Consolidated Financials Statements in Part II, Item 7, of this Annual Report, our sales increased $1,455,466 or 113% to $2,749,305 for the year ended December 31, 2006, compared to $1,293,839 for the year ended December 31, 2005. Compared to the previous year loss of $857,052, the net loss for the year ended December 31, 2006, was reduced  to $782,472.

Our continuing goal is to attain sustainable revenue growth through increased sales of our products to a global customer base and by increasing the percentage of our total sales that arise from recurring sales sources such as consumables.

In addition to our goal of attaining more sustainable sales growth, we are continuing to focus on improving our gross margins and controlling product costs by seeking out the benefits of cost effective global sourcing in order to achieve operating cash flow break-even at lower overall sales.

Critical Accounting Policies

The critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements presented in this Annual Report are described more extensively in Item 7 “Financial Statements and Supplementary Data.” There have been no material changes to the critical accounting policies.

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

There have been no other material changes to the critical accounting policies.

Results of Operations

Net Sales

Net sales increased $1,455,466 or 113% for the year ended December 31, 2006, to $2,749,305 compared to $1,293,839 for the year ended December 31, 2005. This increase in our sales reflects the continuous product sales ramp up that resulted from our new product introductions following our acquisition of BioCal in July of 2004. We believe that the increases in sales boost our confidence to achieve more appreciable growth in the future.

Cost of Sales

In addition to our goal of attaining sustainable revenue growth, we are continuing to focus on improving our gross profit margins and controlling product costs by seeking out the benefits of cost effective global sourcing opportunities in order to achieve operating cash flow break-even at lower overall revenues. As a result, cost of sales as a percentage of sales decreased and improved to 37% for the year ended December 31, 2006, from 45% for the year ended December 31, 2005, and gross profit margin increased to 63% for the year ended December 31, 2006, from 55% for the year ended December 31, 2005.

Operating Expenses

Total expenses for the year ended December 31, 2006, were $2,509,095. Total expenses were $942,833 higher as compared to the year ended December 31, 2005.

Expenses increased primarily due to additional employment costs, stock based compensation, expansion of marketing, sales and product support functions, as well as increases in other general and administrative expenses. We expect selling, product support, service, marketing and promotion expenses to grow over the next several years to support the commercialization of our products.

Interest Income (Expense)

Interest income in 2006 and 2005 were $2,904 and $1,622 respectively. We accrued $1,817 in interest expense for the year ended December 31, 2006, for promissory notes.

Liquidity and Capital Resources

Our cash and cash equivalents were $209,607 at December 31, 2006, compared to $126,495 as of December 31, 2005.

We have financed our operations from inception primarily through equity sales, and initial product sales and services.

                           Cash Flows          Year Ended December 31,

Cash provided by (used in)	2006	2005	Increase/(decrease)
Operating activities	43,105	(942,676)	985,781
Investing activities	(119,065)	(86,192)	(32,873)
Financing activities	159,072	758,583	(599,511)
Net (decrease)increase in cash	83,112	(270,285)	353,397

Operating Activities

During the year ended December 31, 2006, we generated $43,105 of cash from operating activities as compared to $942,676 used in the same period of 2005. We devoted additional resources to expand support and product development activities and for other general corporate activities. Selling, General and Administrative expenses were increased primarily due to increases in employment costs related to marketing, sales and service functions. We expect selling, marketing and product promotion expenses to increase over the next several years to support the commercialization of our products.

Investing Activities

Investing Activities during the year ended December 31, 2006, used $119,065, compared to $86,192 in the prior year, reflecting an increase in fixed asset purchases.

Financing Activities

During the year ended December 31, 2006, we generated $159,072 in cash from financing activities, reflecting the sale of our common stock in private placements and stock option exercises.

We believe that our current cash balances, together with the revenue to be derived from sales of our genotyping products, will be sufficient to fund our operations at least through the third quarter of year 2007.

Our future capital requirements will depend on many additional factors, including, among others:

• continued market acceptance of our genotyping products;

• continued progress in future product development programs;

• our ability to maintain and establish additional, partnerships and licensing arrangements;

• the time and costs involved in expanding and maintaining our manufacturing and product development operations;

• the costs involved in potential preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

• the potential need to develop, acquire or license new technologies and products; and

• other factors not within our control.

During 2007, if cash generated by operations is insufficient to satisfy our liquidity and future capital requirements, we may need to sell additional equity or debt securities or obtain credit arrangements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Additional financing may not be available on terms acceptable to us or at all. The inability to obtain additional financing may force delays in research and product development, manufacturing and selling activities.

Commitments

The Company leases office facilities in Irvine, California and Shanghai, People’s Republic of China under non-cancelable operating leases expiring through December 2011. The leases provide for monthly rental payments of $7,939 and $12,953, respectively. Rent expense relating to the leases amounted to approximately $87,864 for the year ended December 31, 2006.

                                                                                       Operating Leases

          12 Month Period ended December 31,                     Liabilities

          2007                                                                        $ 234,674

          2008                                                                           252,601

          2009                                                                           226,469

          2010                                                                           186,516

          2011                                                                           186,516

                                                                                            -----------

          Total                                                                      $ 1,086,776

As of December 31, 2006, we did not have any non-cancelable material purchase commitments with any of our suppliers.

Promissory Notes

In November and December 2006, the Company issued two promissory notes to officers of the Company having an aggregate principal amount of $330,000 for working capital and equipment financing. The promissory notes are considered unsecured and are scheduled to mature on June 30, 2007. The promissory notes bear interest at a fixed rate of 12% per annum and is payable on a quarterly basis.  Unpaid accrued interest and interest expense relating to the promissory notes for the year ended December 31, 2006, amounted to approximately $1,817.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.  No compensation cost is recognized for equity instruments for which employees do not render service.  Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R), which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123(R).

Risk Factors Affecting Operating Results

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

Our Genotyping Products May Not Achieve Wide Market Acceptance, Which Could Cause Revenue to Grow Slowly or Decline.

Our genotyping products, which we developed, have only begun to be used commercially since 2004. If these systems do not gain wide market acceptance, our revenue may grow more slowly than expected or decline. The commercial success of our genotyping products will depend upon capital spending by our potential customers, and market acceptance of the merits of our genotyping capillary electrophoresis systems by biotechnology companies, academic research centers, government agencies and other companies that rely upon genotyping analyses.  Market acceptance will depend on many factors, including :

• ability to demonstrate the advantages and potential economic value of our genotyping systems over alternative established technologies;

• capital spending by our customers and potential customers, which has been sluggish as a result of economic conditions and other industry- specific factors; and

• ability to market our genotyping systems.

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

eGene’s Business May Be Adversely Affected by Downturns in the Economy.

We are subject to the capital spending patterns of this industry. If our customers and potential customers do not increase their capital spending budgets, eGene could face weak demand for our products.

eGene’s Industry Is Very Competitive.

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

We have experienced operating losses each year since our inception.  Even though our sales increased $1,455,466 or 113% to $2,749,305 and the net loss was further reduced to $782,472, for the year ended December 31, 2006, we may still incur additional future operating losses.

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

We are highly dependent on the principal members of its management (Dr. Ming Liu, Varoujan Amirkhanian and Peter Sheu). The loss of services of any of these persons could seriously harm product manufacturing and sales efforts.  In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

eGene’s Intellectual Property Rights May Not Protect it and its Products.

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

Our reliance on a limited group of suppliers involves several risks, including the following:

• we may be unable to obtain an adequate supply of required components;

• we have reduced control over pricing and the timely delivery of components and subassemblies; and

• Company suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

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

eGene May Need Additional Capital.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue. We anticipate that our existing capital resources will enable us to maintain currently planned operations at least through the second quarter of 2007. However, we premise this expectation on our current operating plans which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would harm our business. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

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

Our shares of common stock are traded on the OTC Bulletin Board under the symbol “EGEI”; however, our stock price has very little history, and you could lose a substantial portion of your investment.

Our stock has been trading on the OTCBB only since October 2004. We initially offered our common stock to the public at $1.00 per share in a private placement to “accredited investors” only. We expect that our stock price will remain volatile as a result of a number of factors, including:

• announcements by our competitors of complementary or competing products and technologies;

• announcements of our financial results, particularly if they differ from investors’ expectations; and

• general market volatility for technology stocks.

These factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

We are at risk of future securities class action litigation. Given the newness of our stock, we are at risk of having securities class action lawsuits filed against us and our officers and directors. Such securities litigation could result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of lawsuits of this or some other nature, and announcements of events occurring during the course of the lawsuits, could cause our stock fall.

Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity may affect us. Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk.

Off-Balance Sheet Arrangements

None; Not applicable.

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

eGene, Inc.

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm F-2

Consolidated Balance Sheet - December 31, 2006   F-3

Consolidated Statements of Operations for the Years Ended

December 31, 2006 and 2005 F-4

Consolidated Statement of Stockholders’ Equity for the Years

ended December 31, 2006 and 2005 F-5

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2006 and 2005 F-7

Notes to Consolidated Financial Statements     F-8 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

eGene, Inc.

We have audited the accompanying consolidated balance sheet of eGene, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial  statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eGene, Inc. as of December 31, 2006, and the results of operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses since its inception in 1999.  This factor raises substantial doubt about its ability to continue  as a going concern.  Management's plans in regard to these matters are also  described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

March 31, 2007

(except as to Note 15, which is

as of April 12, 2007)

eGene, Inc.

Consolidated Balance Sheet

December 31, 2006

ASSETS
Current Assets
Cash and Cash Equivalents	$209,607
Accounts Receivable, net of allowance	980,817
Prepaid Expense	24,507
Inventory - Notes 1 and 11	310,893
Total Current Assets	1,525,824
Fixed Assets - Note 10
Computer Equipment	59,592
Equipment and Machinery	53,912
Furniture and Fixtures	22,537
Injection Molds	287,347
Less Accumulated Depreciation	(167,910)
Total Fixed Assets	255,478
Other Assets
Deferred Patent Costs, Net of Amortization - Note 1	365,617
Deposits	31,744
Total Other Assets	397,361
TOTAL ASSETS	$2,178,663

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$278,910
Warranty Accrual - Note 1	82,448
Accrued Payroll and Related Payroll Taxes	176,121
Accrued Vacation Payable	45,546
Sales Taxes Payable	11,949
Current Portion of Settlement Payable - Note 12	119,096
Short Term Loan Payable - Note 8 (Related Party)	330,000
Accrued Commission	56,295
Accrued Interest Payable	1,817
Total Current Liabilities	1,102,182
Settlement Payable - Long Term - Note 12	54,622
Total Liabilities	1,156,804
Stockholders' Equity - Notes 1, 5 and 6
Preferred Stock - 10,000,000 shares authorized; having a par value of $.001; -0- shares issued and outstanding	-
Common Stock - 50,000,000 shares authorized; having a par value of $.001; 18,583,335 shares issued and outstanding	18,583
Paid in Capital	6,310,988
Accumulated Deficit	(5,307,712)
Total Stockholders' Equity	1,021,859
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,178,663

See accompanying notes to consolidated financial statements

eGene, Inc.

Consolidated Statements of Operations

for the Years Ended December 31, 2006 and 2005

	2006	2005
Revenues
Sales ( Including revenue from related parties of $69,202 and $266,866, respectively)	$2,749,305	$1,288,419
Services	-	5,420
Total Revenues	2,749,305	1,293,839
Cost of Goods Sold	1,025,586	586,251
Gross Profit	1,723,719	707,588
Operating Expenses
Accounting & Audit	32,503	34,254
Amortization & Depreciation	92,288	14,993
Bad Debt	11,366	-
Dues and Subscriptions	2,381	1,696
General Office Expenses	20,905	12,316
Insurance	49,520	68,746
Legal Expenses	67,506	52,446
Marketing Sales Expenses	423,836	94,943
Office Supplies & Equipment	14,406	16,023
Postage and Delivery	2,564	5,297
Professional Fees	131,394	245,146
Rent – Building	87,864	88,280
R & D, Manufacturing and Production	94,984	79,658
Salaries, Wages & Taxes	1,423,068	827,766
Telephone & Utilities	16,750	20,110
Warranty Expense	37,760	4,588
Total Operating Expenses	2,509,095	1,566,262
Net Loss from Operations	(785,376)	(858,674)
Interest and Net Other Income	2,904	1,622
Loss Before Income Taxes	(782,472)	(857,052)
Current Year Provision for Income Taxes	-	-
Net Loss	$(782,472)	$(857,052)
Basic and Diluted Loss Per Share	$(0.04)	$(0.05)
Weighted Average Shares Outstanding	18,343,950	15,795,736

See accompanying notes to consolidated financial statements

eGene, Inc.

Consolidated Statement of Stockholders’ Equity

for the Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock
	Shares Issued	Par Amount	Shares Issued	Par Amount
Balance, December 31, 2004	-	$-	14,698,233	$14,698
Shares retained during reverse merge of Centroid Consolidated Mines Co.	-	-	714,285	714
2/16/05-Stock options exercised, at $.05 per share			103,333	103
3/17/05-Stock options exercised, at $.05 per share			11,667	12
3/21/05-Stock options exercised, at $.05 per share			96,667	97
11/30/05-Issued shares for cash, at $.30 per share			1,500,000	1,500
11/30/05-Issued shares for cash, at $.30 per share			666,666	667
12/1/05-Issued shares for cash, at $.30 per share			83,333	83
12/2/05-Issued shares for cash, at $.30 per share			83,333	83
12/23/05-Issued shares for cash, at $.30 per share			160,000	160
Net loss for the period ended December 31, 2005
Balance, December 31, 2005	-	$-	18,117,517	$18,117
4/6/06-Issued shares for services at $1.02 per share			50,000	50
5/30/06-Issued shares for $.64 per share			234,375	235
7/11/06-Stock options exercised, at $.05 per share			24,109	24
7/19/06-Stock options exercised, at $.05 per share			14,000	14
10/6/06-Stock options exercised ,at $.05 per share			143,334	143
Stock Based Compensation in 2006
Amortization of prepaid services
Net loss for the period ended December 31, 2006
Balance, December 31, 2006	-	$-	18,583,335	$18,583

(Continued)

eGene, Inc.

Consolidated Statement of Stockholders’ Equity

for the Years Ended December 31, 2006 and 2005

	Additional Paid in Capital	Retained Earnings	Prepaid Services	Total Stockholders' Equity
Balance, December 31, 2004	$4,701,799	$(3,668,188)	$0	$1,048,309
Shares retained during reverse merge of Centroid Consolidated Mines Co.	(714)			-
2/16/05-Stock options exercised, at $.05 per share	5,064			5,167
3/17/05-Stock options exercised, at $.05 per share	571			583
3/21/05-Stock options exercised, at $.05 per share	4,736			4,833
11/30/05-Issued shares for cash, at $.30 per share	448,500			450,000
11/30/05-Issued shares for cash, at $.30 per share	199,333			200,000
12/1/05-Issued shares for cash, at $.30 per share	24,917			25,000
12/2/05-Issued shares for cash, at $.30 per share	24,917			25,000
12/23/05-Issued shares for cash, at $.30 per share	47,840			48,000
Prepaid services via issuance of warrants	90,000		(90,000)
Amortization of prepaid services			22,500	22,500
Net loss for the period ended December 31, 2005		(857,052)		(857,052)
Balance, December 31, 2005	$5,546,963	$(4,525,240)	$(67,500)	$972,340
4/6/06-Issued shares for services	50,950			51,000
5/30/06-Issued shares for $.64 per share	149,765			150,000
7/11/06-Stock options exercised, at $.05 per share	1,181			1,205
7/19/06-Stock options exercised, at $.05 per share	686			700
10/6/06-Stock options exercised, at $.05 per share	7,023			7,166
Stock Based Compensation in 2006	554,420			554,420
Amortization of prepaid services			67,500	67,500
Net loss for the period ended December 31, 2006		(782,472)		(782,472)
Balance, December 31, 2006	$6,310,988	$(5,307,712)	$-	$1,021,859

See accompanying notes to consolidated financial statements

eGene, Inc.

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2006 and 2005

Cash Flows From Operating Activities	2006	2005
Net Loss	$(782,472)	$(857,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	6,109	5,439
Depreciation	86,179	9,554
Stock Based Compensation	554,420	-
Securities issued for services	118,500	22,500
Increase in current assets	(420,129)	(385,430)
Increase in current liabilities	610,580	78,671
Increase (Decrease) in long-term liabilities	(129,021)	183,642
Increase in Deposits	(1,061)	-
Net cash generated (used) in operating activities	43,105	(942,676)

Cash Flows from Investing Activities
Purchases of fixed assets	(55,776)	(39,118)
Purchases of other assets	(63,289)	(47,074)
Net cash used in investing activities	(119,065)	(86,192)

Cash Flows from Financing
Proceeds from sale of equity securities	159,072	758,583

Net (decrease) increase in cash	83,112	(270,285)
Cash at beginning of period	126,495	396,780
Cash at end of period	$209,607	$126,495

Supplemental information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Effective July 14, 2004, eGene, Inc., formerly known as Centroid Consolidated Mines Co., (Centroid), completed a merger with BioCal Technology, Inc., (“BioCal”) a California corporation in the business of developing, manufacturing, and marketing analytical systems and reagents for the global genotyping market.

The merger caused BioCal to become a wholly-owned subsidiary of Centroid, a dormant, publicly held Nevada corporation. The terms of the merger provided that Centroid exchange one of its shares of common stock for every three outstanding shares of common stock of BioCal and one of its options to acquire shares of common stock of Centroid for every three outstanding options to acquire common stock of BioCal, with the option exercise price of the BioCal options to be adjusted times three as a result of the exchange. The combination is a “reverse merger” which essentially results in the owners of BioCal controlling the post-merger entity. They became owners of approximately 73% of the reorganized company. The transaction is accounted for as a recapitalization of BioCal wherein the net assets are brought forward at their net book value with no goodwill recognized, and the pre-merger financial statements of BioCal are now the historical financial statements of the combined company.

The directors and executive officers of BioCal became the directors and officers of the reorganized entity which also has changed its name to eGene, Inc. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following is a summary of the more significant of such policies.

Principles of Consolidation

eGene’s financial statements include the accounts of its wholly owned subsidiary BioCal Technology, Inc, All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Management believes the fair value of financial instruments approximates their carrying amounts. The carrying value of cash, accounts receivable, accounts payable and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. Management believes the fair value of the promissory notes payable approximates fair value, as the interest approximates market rates.

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

Revenue Recognition

General Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Revenue is recognized on product sales when goods are shipped under eGene’s standard terms of “FOB origin”. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance provided all other revenue recognition criteria are met. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. No sales made by eGene include return rights or privileges. Based upon eGene’s prior experience, sales returns are not significant, and therefore, eGene has made no provision for sales returns or other allowances. Provision is made at the time of sale for estimated costs related to eGene’s warranty obligations to customers. We grant price protection rights to certain international distributors. Such price protection rights require us to pay the distributor if there is a reduction in the list price of our products. Price protection payments would be required for the distributor's inventory on-hand or in-transit on the date of the price reduction. We have not recorded a liability in connection with such price protection rights since we have not reduced the standard list prices of our products.

Product Revenue

Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Customer product purchases are delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from eGene’s warehouse with no return rights or privileges.

Service

Optional service offerings are not included in the price eGene charges customers for the initial product purchase. Under eGene’s standard warranty, the customer is entitled to repair or replacement of defective goods. No upgrades are included in the standard warranty.

Software

eGene has developed software that is marketed with its solutions as a component to operate and run its instruments and systems. eGene does not provide post-sale software support, except for functional defects in the software as contemplated in eGene’s warranty on its instruments.

Warranty Expense

At the time product revenue is recognized, eGene establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. eGene offers a one-year limited warranty on instrumentation products, which is included in the sales price of many of its products. eGene’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products as required and telephone based technical support. No upgrades are included in the standard warranty. In accordance with SFAS No. 5, “Accounting for Contingencies,” provision is made for estimated future warranty costs at the time of sale.  Factors  that affect eGene’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The warranty accrual increased from $48,233 to $82,448 from 2005 to 2006.

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

Property, Plant and Equipment

The Company states property, plant and equipment (“PP&E”) at costs, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis.  See Note 10.

Depreciation

Property and equipment are carried at cost for financial statement purposes. In the accompanying financial statements, depreciation is recorded on equipment over the estimated useful lives, ranging from three to seven years, using straight-line method. See Note 10. The Company recorded depreciation of $86,179 and $9,554 for the year ended on December 31, 2006, and 2005, respectively. Accumulated depreciation is $167,910 and $81,731 as of December 31, 2006, and 2005, respectively.

Amortization

The Company amortizes deferred patent legal fees. The Company recorded amortization of $6,109 and $5,439 for the year ended on December 31, 2006, and 2005, respectively. Accumulated amortization is $18,188 and $12,079 as of December 31, 2006, and 2005, respectively.   For all patents currently effective, we expect annual amortization of approximately $6,000 over each of the next five years.

Total additions of deferred patent legal fees for the year ended December 31, 2006, and 2005 were $63,289 and $41,239 respectively.

Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

eGene has incurred net operating losses since inception. Such losses may be carried forward to offset future taxable income. No deferred tax benefit has been recorded.

Net Loss Per Share

Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations where they have an anti-dilutive effect due to eGene’s net loss. Potentially dilutive common stock equivalents excluded from the calculation of diluted net loss are approximately 5,446,368 and 4,571,808 shares for the years ended December 31, 2006 and 2005 respectively.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.  No compensation cost is recognized for equity instruments for which employees do not render service.  Share-based compensation

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Effective January 1, 2006, the Company has adopted the provisions of SFAS No. 123(R), using the modified prospective method, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123(R).

Consequently, for the year ended December 31, 2006, the Company’s results of operations reflected compensation expenses for new stock options granted and vested under its stock incentive plans and the unvested portion of previous stock option grants which vested during these periods. The amounts recognized in the financial statements related to stock-based compensation were $36,196 for Direct Labor, $13,044 for Manufacturing and R&D, $22,011 for Marketing and Sales, $483,169 for salaries and wages, for a total of $554,420 for the year ended December 31, 2006.

Prior to the fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS No. 123R, the net loss and net loss per share for the year ended December 31, 2005, would have been adjusted to the following pro forma amounts:

2005
Net loss, as reported	$(857,052)
Compensation cost under fair value based accounting method, net of tax	221,341
$(1,078,393)

Net loss per common share Basic and Diluted
As reported	$(0.05)
Pro forma	(0.07)
Weighted average shares	15,795,736

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility and the expected option life. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2006, and 2005, using the Black-Scholes option-pricing model:

	2006	2005
Expected life (years)	5	0-10
Interest rate	4.9%	3.0%
Volatility	148%	244%
Dividend yield	0%	0%

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

Cash and Cash Equivalents

Per the provisions of the Financial Accounting Standards Board (FASB) Statement No. 95, Statement of Cash Flows, cash equivalents consist primarily of certificates of deposits and other securities with original maturities of 90 days or less. Certificates of deposits and other securities with original maturities over 90 days are classified as short-term investments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in foreign countries. The Company performs ongoing credit evaluations of its customers and maintains allowance for potential credit losses; historically, such losses have been immaterial and within management's expectations. On December 31, 2005, three customers accounted for a total of 68% of the accounts receivable balance. On December 31, 2006, two customers accounted for a total of 61% of the accounts receivable balance.

Accounts Receivable

Accounts receivable are stated at amounts owed to eGene from customers. eGene grants credit to customers based on their financial conditions, generally without requiring collateral. Accounts which are determined to be uncollectible are immediately written off.  The Company provides an allowance for doubtful accounts based on historical experience with its customers and an evaluation of the aging of the accounts receivable.  The allowance for doubtful accounts is $19,898 as of December 31, 2006. The year end outstanding net accounts receivable balance increased from $585,563 to $980,817 from 2005 to 2006 due to revenue increases in December 2006.

Inventories

Inventories for use in the manufacture of eGene’s instruments include electronic components, devices, and accessories either produced or purchased from original equipment manufacturers. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market, reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material, and include appropriate elements of material, labor, and indirect costs. eGene reserves or writes off 100% of the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. eGene defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to eGene.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2006 and 2005 was approximately $36,975 and $11,020, respectively.

Research and Development Expenses

eGene expenses research and development (R&D) costs in accordance with FASB Statement No. 2, Accounting for Research and Development Costs. eGene has incurred R&D costs for consulting, payroll and materials.

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

Stockholders’ Equity

eGene has 50,000,000 authorized common shares and 10,000,000 authorized preferred shares, with the preferred stock having such rights and preferences as the Board of Directors shall determine. A total of 18,583,335 common shares have been issued through December 31, 2006, at various stated values, totaling $6,310,988. Included in the issued shares are 321,973 subsidiary shares which were not yet submitted and replaced by the Company’s stock as of December 31, 2006. There have been no issuances of preferred shares.

Recently Issued Financial Accounting Standards

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus has been applied to new arrangements entered into and modifications or renewals of existing agreements, beginning in 2006. The adoption of this statement did not have a material impact on our results of operations or financial position.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and beginning with the Company’s Annual Report for the year ending December 31, 2008, that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2006, the FASB issued statement 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In June 2006, the FASB issued interpretation no 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. Recognition of a tax position should be based on whether it is more likely than not that a tax position will be sustained. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this interpretation will have material impact on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission (SEC) release Staff Accounting Bulletin (SAB) No. 108 regarding the effects of prior year misstatements in considering current year misstatements for the purpose of a materiality assessment. The opinion in SAB 108 is that in the case of an error that has occurred and been immaterial in a number of previous years, the cumulative effect should be considered in assessing the materiality of the error in the current year. If the cumulative effect of the error is material, then the current year statements, as well as prior year statements should be restated. In the case of restated prior year statements, previously filed reports do not need to be amended, if the error was considered immaterial to previous year’s financial statements. However the statements should be amended the next time they are filed. The effects of this guidance should be applied cumulatively to fiscal years ending after November 15, 2006. Additional disclosure should be made regarding any cumulative adjustments made in the current year financial statements. We do not expect the adoption of this SAB will have material impact on our results of operations or financial position.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and its operations from inception March 1, 1999, through December 31, 2006, have been unprofitable.  These factors raise substantial doubt about its ability to continue as a going concern.  If the Company is unsuccessful in their efforts and cannot attain sufficient profitable operations or if it cannot obtain additional sources of funding or investment, it may substantially curtail or terminate its operations.

3. SIGNIFICANT CONCENTRATIONS

For the twelve months ended December 31, 2006,  five customers represented approximately 67% of total revenues. For the twelve months ended December 31, 2005, five customer represented approximately 75% of total revenues.  If these customers decreased or terminated their purchases from the Company, the impact may have adverse effects on the Company’s operations and financial condition.  The Company primarily sells one product, along with certain peripherals.  If this product becomes un-saleable in future periods for any reason, the impact may have adverse effects on the Company’s financial condition. eGene maintained checking and savings deposits at one bank institution as of December 31, 2006, for a total of  $209,607, which exceeded the Federal Depository Insurance Corporation insured limit of $100,000 per financial institution by $ 109,607. eGene’s management does not believe that this involves any significant risk.  We obtain some of the components and subassemblies in our systems from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenue.  For the twelve months ended December 31, 2006, we have purchased this type of parts from two companies for $277,141 and $160,870, respectively.

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

4. COMMITMENTS

The Company leases office facilities in Irvine, California and Shanghai, People’s Republic of China (as of December 2006) under non-cancelable operating leases expiring through December 2011. The leases provide for monthly rental payments of $7,939 and $12,953, respectively. Rent expense relating to the leases amounted to approximately $87,864 for the year ended December 31, 2006, and $88,280 for the year ended December 31, 2005.

12 Month Period ended December 31,	Operating Leases Liabilities
2007	$234,674
2008	252,601
2009	226,469
2010	186,516
2011	186,516
Total	$1,086,776

Inventory Purchases

As of December 31, 2006, eGene did not have any material non-cancelable purchase commitments with any of its suppliers.

5. ACQUISITION OF BIOCAL TECHNOLOGY INC.

Effective July 14, 2004, the Company, formerly known as Centroid Consolidated Mines Co., (Centroid) completed a merger with BioCal Technology, Inc., (“BioCal”) a California corporation in the business of developing, manufacturing, and marketing analytical systems and reagents for the global genotyping market.

The merger caused BioCal to become a wholly-owned subsidiary of Centroid, a dormant, publicly held Nevada corporation. The terms of the merger provided that Centroid exchange one of its shares of common stock for every three outstanding shares of common stock of BioCal, and one of its options to acquire shares of common stock of Centroid for every three outstanding options to acquire common stock of BioCal, with the option exercise price of the BioCal options to be adjusted times three as a result of the exchange. The combination is a “reverse merger” which essentially results in the owners of BioCal controlling the post-merger entity. They became owners of approximately 73% of the reorganized company. The transaction is accounted for as a recapitalization of BioCal wherein the net assets are brought forward at their net book value with no goodwill recognized, and the pre-merger financial statements of BioCal are now the historical financial statements of the combined company.

The directors and executive officers of BioCal became the directors and officers of the reorganized entity which also has changed its name to eGene, Inc.

6. STOCK OPTIONS AND WARRANTS

eGene adopted a Stock Option Plan in 2006 for 2,500,000 shares maximum, in order to attract and retain key employees and to provide staff with equity incentives in order to promote the financial success of eGene. Stock Option Plans were also adopted in 1999, 2002 and 2004 for 2,366,667, 666,667 and 2,000,000 shares maximum, respectively. In the event the number of outstanding shares of eGene changed by a stock dividend, split, etc., such options shall be proportionately adjusted.

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

	Options		Warrants
2006	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Granted	1,160,000	$ 0.68	0	$ -
Exercised	181,443	0.05	0	-
Forfeited/expires	103,997	0.05	0	-
Outstanding at December 31	2,453,035	0.35	2,993,333	0.45
Exercisable	1,285,969	0.05	2,993,333	0.45

	Options		Warrants
2005	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Granted	200,000	$ 0.05	2,993,333	$ 0.45
Exercised	211,667	0.05	0	-
Forfeited/expires	25,000	0.05	0	-
Outstanding at December 31	1,578,475	0.05	2,993,333	0.45
Exercisable	1,094,675	0.05	2,993,333	0.45

Summarized information about stock options and warrants outstanding December 31, 2006:

                             Options Outstanding                           Options Exercisable

                                                                         Weighted                                   Weighted

Range of                                     Weighted Average      Average                                     Average

Exercise             Number        Remaining Contractual   Exercise                  Number      Exercise

Prices              Outstanding            Life (in years)            Price                   Exercisable      Price

$0.05-0.68         2,453,035                       5.7                  $  0.35                   1,285,969      $  0.05

                                                           Warrants Outstanding                         Warrants Exercisable

                                                                                          Weighted                                Weighted

Range of                                     Weighted Average         Average                                  Average

Exercise             Number        Remaining Contractual      Exercise                Number    Exercise

Prices              Outstanding            Life (in years)               Price                 Exercisable    Price

$   0.45              2,993,333                        4                     $  0.45                    2,993,333   $  0.45

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

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

Deferred Taxes	Balance	Rate	Tax
Federal loss carryforward (expires through 2026)	$5,307,713	34%	$1,804,623
State loss carryforward (expires through 2016)	$5,289,528	8.84%	467,594
Valuation allowance			(2,272,217)
Deferred tax asset			$ -

The valuation allowance has increased $335,211 from $1,937,006 in the prior year.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                                                             Years ended December 31,

	2006	2005
Federal statutory rate	34.0%	34.0%
Effect of:
State income taxes	8.84%	8.84%
Change in valuation allowance, Federal and State; and other	-42.84%	-42.84%
Effective tax rate	0.0%	0.0%

8. PROMISSORY NOTES - RELATED PARTY

In November and December 2006, the Company issued two promissory notes to officers of the Company having an aggregate principal amount of $330,000 for working capital and equipment financing.  The promissory notes are considered unsecured and are scheduled to mature on June 30, 2007.  The promissory notes bear interest at a fixed rate of 12% per annum and are payable on a quarterly basis.  Unpaid accrued interest and interest expense relating to the promissory notes for the year ended December 31, 2006 amounted to approximately $1,817.

9. RELATED PARTY TRANSACTIONS

During the current year, the Company purchased parts from manufacturing companies whose ownership includes one of the Company’s Directors and shareholders.  The total purchases for 2006 and 2005 were $277,141 and $84,104, respectively.  The total balance owed to these parties as of December 31, 2006, is $97,219.

During 2006 and 2005, the Company received $69,202 and $52,732 in parts sales from a manufacturing company whose ownership includes one of the Company’s Directors and shareholders. The parties’ accounts receivable balances for 2006 are $20,389. During 2005, the Company received $214,134 in parts sales from a shareholder.

During the current year, the Company paid $36,000 for financial advisory services to a shareholder. $25,000 was paid to a shareholder for financial advisory services during the prior year. No amounts are owed to the parties as of December 31, 2006, and 2005.

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

10. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the fixed asset balances as of December 31, 2006.

            Property, Plant & Equipment

Computer Equipment	$59,592
Equipment & Machinery	53,912
Furniture & Fixtures	22,537
Injection Molds	287,347
Total Property, Plant & Equipment	423,388
Accumulated Depreciation	(167,910)
Net Property, Plant & Equipment	$255,478

 The Company recorded depreciation of $86,179 and $9,554 for the years ended on December 31, 2006, and 2005, respectively.

11. INVENTORY

The following table sets forth the inventory balances in the various categories as of December 31, 2006 and 2005:

	2006	2005
Raw Material	$191,893	$272,024
Demo Units	58,500	-
Finished Goods	60,500	38,500
Total	$310,893	$310,524

12. SETTLEMENT PAYABLE

On February 23, 2006, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) by and among the Company and Udo Henseler, former Chairman, CEO, and director of the Company (“Henseler”). The following are the principal terms of the Settlement Agreement: For and in consideration of the payment of the sum of $282,888 together with interest at the rate of four percent per annum, to be paid to Henseler by the Company in monthly installments until paid in full, Henseler released eGene from and against any and all claims which Henseler ever had, now has or hereafter may have against the Company. The Company released Henseler from and against any and all claims which the Company ever had, now has or hereafter may have against Henseler. Henseler agreed to resign as a member of the Board of Directors of the Company subsequent to his resignation from his eGene CEO position in July 2005. Henseler retained approximately 143,334 unexercised, vested stock options in eGene and was permitted by eGene to exercise such options at an exercise price of $0.05 each for a total exercise price of $7,166.70 within thirty months of the date of the execution of the Settlement Agreement. The full settlement was accrued as of December 31, 2005. The settlement payable balance as of December 31, 2006, was $173,718.

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

13. SECURITIES ISSUANCE

In September, 2005, our Board of Directors adopted, ratified and approved the offer and sale of units at a price of $0.30 per unit, such units to be comprised of one (1) share of eGene $0.001 par value common stock (the “Common

Stock”); and one warrant to purchase one (1) additional share of eGene Common Stock at an exercise price of $0.45 in cash per share for a term of five (5) years from the closing of the offering; and further resolved that excluding the Warrant exercise price, the Company raise $1,000,000 to $4,000,000 or such other amount as a majority of the members of the Board of Directors may agree, from the sale of the Units.  There were no registration rights afforded to the investors in the offering; provided, however, that if the Common Stock and/or the shares to be issued pursuant to the exercise of the Warrants are hereafter granted any registration rights to the holders thereof, that such registration rights shall include a “call” provision at $0.01 per share on thirty (30) days written notice once the Common Stock trades at two and one-half (2-1/2) times the Warrant exercise price for ten (10) consecutive trading days on a nationally recognized medium of no less significance than the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc., the NASDAQ Small Cap or a recognized national stock exchange, and provided, further, that there is a registration statement that is effective and that covers the shares underlying the Warrants.

In April, 2006, the Company issued 50,000 shares of “restricted securities” (common stock) to a non-related party for services rendered.  These shares were valued at $1.02 per share, which was the fair value of the shares at the date of issuance.  Concurrently, this expense was recognized under the caption “Marketing and Sales”. In June, 2006, our Board of Directors approved to accept a cash advance in the amount of $150,000 from a shareholder, and the Company accepted this cash advance as an additional purchase of shares of the Company’s “restricted securities” (common stock) at a price of $0.64 per share for 234,375 shares. There were no registration rights afforded to the investor.

We issued these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

14. WARRANT ISSUANCE FOR FUTURE SERVICES

On September 22, 2005, the Company entered into a one-year consulting agreement with another company (“Consultant”).  As part of the terms of the agreement, the Company has issued common stock purchase warrants to purchase 500,000 shares of the Company’s common stock, exercisable over five years at $0.45 per warrant.  The Company also agreed to pay the Consultant $3,000 per month during the one-year term of the agreement.  The Company has valued the compensation cost associated with the warrants at the estimated fair value of $90,000, with $22,500 being expensed during 2005 and $67,500 being expensed during 2006. The agreement also provides a finder’s fee of ten percent (10%) for any funds raised in an offering from introductions by the Consultant.

eGene, Inc.

Notes to the Consolidated Financial Statements December 31, 2006

15. SUBSEQUENT EVENTS

The following stock options were exercised:

David Senitzer                   2/26/2007            12,500 shares

Varoujan Amirkhanian       4/10/2007          450,000 shares

These securities were sold under Rule 506 of Regulation D of the Securities and Exchange Commission and Section 4(2) of the Securities Act of 1933, as amended.  All purchasers were either “accredited investors” or directors, officers or affiliates of our Company.

On April 6, 2007, our Board of Directors adopted, ratified and approved that all unvested outstanding options were deemed to be vested effective immediately.

On April 12, 2007, a Source Code License Agreement was executed between the Company and SciBridge Software. SciBridge Software is the owner of the source code for the BioCalculator Software consisting of BioCalculator specific components (“BioCalculator Components”) and the core components (“Core Components”) .. This software is currently used by the Company to perform instrument control, data acquisition and data analysis. Subject to the terms and conditions of this Source Code License Agreement, SciBridge Software granted to the Company an exclusive , worldwide , perpetual, irrevocable, fully-paid up, royalty-free license to the source code of the BioCalculator Components and a non- exclusive , worldwide , perpetual , irrevocable, fully-paid up, royalty-free license to the source code of the Core Components. In consideration of the license granted, the Company will pay SciBridge Software $750,000.

On April 12, 2007, an Agreement and Plan of Merger was executed and delivered between the Company, Electra Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of Qiagen North American Holdings, Inc., a California corporation (“Qiagen), and Qiagen, pursuant to which Merger Sub will merge with and into the Company, the Company shall continue as the surviving corporation and a wholly-owned subsidiary of Qiagen and the separate corporate existence of Merger Sub shall cease. Additional agreements and documents reviewed and adopted by the Company’s Board of Directors included, but were not limited to: separate Voting Agreements for members of management and others; the Employment Agreements and Non-Competition Agreements with Ming S.Liu and Varoujan Amirkhanian, directors and executive officers of the Company; the Employment Agreement and Non-Solicitation Agreement with Peter Sheu, the Company’s CFO; the Founders Certificate requiring the signatures of Ming S. Liu and Varoujan Amirkhanian; the Option Termination Agreement to be signed by holders of all outstanding options to acquire common stock of the Company; the Company Disclosure Letter required by Section 2 of the Merger Agreement; and the proposed Press Release regarding the Merger.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(A)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in internal control over financial reporting

We reviewed our internal controls over financial reporting, an there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8(B). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Ming-Sun Liu	CEO, Chairman, Executive Vice President and Director	July 19, 2005	*
Peter Sheu	CFO	Nov. 29, 2005	*
Varoujan Amirkhanian	Executive Vice President and Director	July 14, 2004	*
Shing-Ching Lu	Director	July 14, 2004	*

* These persons presently serve in the capacities indicated.

Business Experience

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

Varoujan D. Amirkhanian, B.S., is our Executive Vice President and Director. Mr. Amirkhanian has served in various capacities, including Founder and VP/R&D of BioCal Technology, Inc. since October, 2000. He is responsible for invention, design and development of high-throughput DNA analysis instruments/detection devices. He was with Beckman Coulter Inc. as Senior R&D Systems Engineer/Scientist for nine years (1992-2000), in charge of invention, design and development of optical detection devices for CE base instruments. Mr. Amirkhanian has over 20 years of experience in product development and commercialization of biotechnology instruments and biomedical laser devices. He held various Project and Systems level engineering positions at Beckman Coulter, Pfizer and Baxter Healthcare. Mr. Amirkhanian holds a B.A. degree in Physics and a B.S. degree in Engineering. He has published several technical papers and holds 15 patents (eight issued and seven pending).

Peter Sheu, M.S. in Finance, M. Arch., is our Chief Financial Officer. Mr. Sheu has 17 years of experience in capital markets, corporate finance and technology sector. Most recently, he was Chief Financial Officer of Simax Technologies Inc., a private material technology company based in Irvine, California.  Mr. Sheu has received degrees in M.S. in Finance and Master of Architecture from the University of Illinois at Urbana-Champaign.

Shing-Ching Lu, M.S., is one of our Directors. Mr. Lu is Chairman, Wanmeitec Electronic Co., Ltd., Taiwan. Subsequent to graduating from National Taiwan University with an M.S. degree in civil engineering, Mr. Lu started his own company and was actively involved in major projects where he contributed his extensive knowledge of environmental impact, circulating water systems and raw water supply to the betterment of Taiwan’s infrastructure. Mr. Lu was one of the founders of Wanmeitec Electronic Co., Ltd. in China. Mr. Lu specializes in creating and implementing high-performance strategies that directly impact growth and profitability of large companies. Mr. Lu has extensive project marketing and company management experience as well as a strong background in site planning, feasibility study and civil engineering designs.

Family Relationships

No family relationship exists among any of the directors or officers. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors.

Involvement in Certain Legal Proceedings

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

Compliance with Section 16(a) of the Exchange Act

Management believes all reports required to by filed by members of our management or 10% stockholder under Section 16(a) of the Exchange Act during the past year have been timely filed.

Code of Ethics

We are in the process of developing a Code of Business Conduct and Ethics (the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer or controller. The Code will set forth written standards that are reasonably designed to deter wrongdoing and to promote (1) honest and ethical conduct, (2) full, fair, accurate, timely and understandable disclosure in reports and documents that our Company files with the Securities and Exchange Commission and in other public communications made by our Company, (3) compliance with applicable governmental laws, rules and regulations, (4) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code and (5) accountability for adherence to the  Code.

Nominating Committee

The Company does not have a nominating committee.

Audit Committee

The Company does not have an audit committee or an audit committee financial expert. Thus, our Company’s stock may not be listed on any national securities exchange or by any national securities association. This will limit the ability of our shareholders to sell their shares in these markets.

Compensation Committee

We have not established a Compensation Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Compensation Committee.

Shareholder Communications

Martin E Janis & Company, Inc. is our investor relationship firm.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the three-year period ending December 31, 2006.  We have no other officers whose total cash compensation exceeded $100,000 for the year. We have no plans that will require us to contribute to or to provide pension, retirement or similar benefits to directors or officers of our Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Ming-Sun Liu Chairman, CEO and Exec. VP and Director	12/31/06 12/31/05 12/31/04	$145,000 $65,250 $145,000	$6,000 - -	- - -	$83,715 - $297,968	- - -	- - -	- - -	$234,715 $65,250 $442,968
UDO Henseler former Chairman CEO and Director	12/31/06 12/31/05 12/31/04	- $14,500 $145,000	- - -	- - -	- - $297,968	- - -	- - -	- - -	- $14,500 $442,968
Peter Sheu CFO	12/31/06 12/31/05 12/31/04	$120,000 $10,000 -	$6,000 - -	- - -	$62,011 $79,208 -	- - -	- - -	- - -	$188,011 $89,208 -
Jeffrey Williams Former CFO	12/31/06 12/31/05 12/31/04	- $20,370 $9,963	- - -	- - -	- - $17,878	- - -	- - -	- - -	- $20,370 $27,841
Varoujan Amirkhanian Exec. VP and Director	12/31/06 12/31/05 12/31/04	$137,000 $74,995 $125,000	$6,000 - -	- - -	$83,715 - $297,968	- - -	- - -	- - -	$226,715 $74,995 $422,968
Shing-Ching Lu Director	12/31/06 12/31/05 12/31/04	- - -	- - -	- - -	$68,212 - $59,594	- - -	- - -	- - -	$68,212 - $59,594

Set forth below is information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

_____________________________________________________     ______________________________

             Option Awards                                                              Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Min-Sun Liu	120,000	-	30,000	$0.05	11/4/2014	-	-	-	-
	-	-	135,000	$0.68	8/13/2011	-	-	-	-

Peter Sheu	200,000	-	-	$0.05	12/30/2015	-	-	-	-
	-	-	100,000	$0.68	8/13/2011	-	-	-	-

Varoujan Amirkhanian	400,000	-	-	$0.05	10/14/2011	-	-	-	-
	48,000	-	2,000	$0.05	8/5/2013	-	-	-	-
	170,000	-	30,000	$0.05	11/4/2014	-	-	-	-
	-	-	135,000	$0.68	8/13/2011	-	-	-	-

Shing-Ching Lu	12,000	-	-	$0.05	6/29/2008	-	-	-	-
	34,000	-	6,000	$0.05	11/4/2014	-	-	-	-
	-	-	110,000	$0.68	8/13/2011	-	-	-	-

Compensation of Directors

There are no standard arrangements pursuant to which our Company’s directors are compensated for any services provided as director.  No additional amounts are payable to our Company’s directors for committee participation or special assignments, with the exception of Shing-Ching Lu, who received stock options for service as an outside director.

Except as noted above, there are no arrangements pursuant to which any of our Company’s directors was compensated during our Company’s last completed fiscal year or the previous two fiscal years for any service provided as director.  See the Summary Compensation Table of this Item.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Shing-Ching Lu	-	-	$68,212	-	-	-	$68,212

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who own more than five percent of our  Company’s common stock as March 27, 2007:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Mark Bright Investments Ltd 51 Lane 31 Sec 2 Chang-Ping Rd Taichung, Taiwan	1,734,375	9.49%
Common Stock	Ming S. Liu 2588 Chelsea Ct. Brea, California 92821	1,308,212	7.16%

* Ming S. Liu owns 1,187,012 shares directly and 40,400 shares each in the names of Emily Liu, Jennifer Liu and Justin Liu at the same address.

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as March 27, 2007:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Ming S. Liu 2588 Chelsea Ct. Brea, California 92821	1,308,212*	7.16%
Common Stock	Peter Sheu 6789 Quail Hill Parkway, #419 Irvine, California 92618	-	-
Common Stock	Varoujan Amirkhanian 3831 El Caminito St. La Crescenta, California 91214	885,779	4.85%
Common Stock	Sing-Ching Lu 8F-B, 277, Sec. 3 Roosevelt Rd. Taipei, Taiwan	854,142	4.67%

Totals	3,048,133	16.68%

* Ming S. Liu owns 1,187,012 shares directly and 40,400 shares each in the names of his children, Emily Liu, Jennifer Liu and Justin Liu residing at the same address.

Changes in Control

On April 12, 2007, an Agreement and Plan of Merger was executed and delivered between us, Electra Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of Qiagen North American Holdings, Inc., a California corporation (“Qiagen”), and Qiagen, pursuant to which Merger Sub will merge with and into us, we shall continue as the surviving corporation and a wholly-owned subsidiary of Qiagen and the separate corporate existence of Merger Sub shall cease. Additional agreements and documents reviewed and adopted by our Board of Directors included, but were not limited to: separate Voting Agreements for members of management and others; the Employment Agreements and Non-Competition Agreements with Ming S. Liu and Varoujan Amirkhanian, directors and executive officers of ours; the Employment Agreement and Non-Solicitation Agreement with Peter Sheu, our CFO; the Founders Certificate requiring the signatures of Ming S. Liu and Varoujan Amirkhanian; the Option Termination Agreement to be signed by holders of all outstanding options to acquire common stock of ours; the Company Disclosure Letter required by Section 2 of the Merger Agreement; and the proposed Press Release regarding the Merger.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,453,035	$0.35	1,340,000
Total	2,453,035	$0.35	1,340,000

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

During the current year, we purchased parts from manufacturing companies whose ownership includes one of our directors and shareholders. The total purchases for 2006 and 2005 were $277,141 and $84,104, respectively.  The total balance owed by us to these parties as of December 31, 2006, is $97,219.

During 2006 and 2005, we received $69,202 and $52,732 in parts sales from a manufacturing company whose ownership includes one of our directors and shareholders. The parties’ accounts receivable balances for 2006 are $20,389. During 2005, we received $214,134 in parts sales from a shareholder.

During the current year, we paid $36,000 for financial advisory services to a shareholder. $25,000 was paid to a shareholder for financial advisory services during the prior year. No amounts are owed to the parties as of December 31, 2006 and 2005.

Parents of the Issuer

None; not applicable.

Transactions with Promoters and control persons

Except as indicated in Note 12 of our Consolidated Financial Statements respecting the Settlement Agreement with our former CEO and a director, Udo Henseler, there were no material transactions, or series of similar transactions, during our Company’s last thee fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Reports on Form 8-K and Exhibits

Reports on Form 8-K

8-K Current Report dated April 12, 2007 and filed with the Securities and Exchange Commission on April 13, 2007.

8-K Current Report dated May 15, 2006 and filed with the Securities and Exchange Commission on May 16, 2006.

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

8-K Current Report dated November 30, 2005 and filed with the Securities and Exchange Commission on December 19, 2005.

8-K Current Report dated November 29, 2005 and filed with the Securities and Exchange Commission on December 7, 2005.

8-K Current Report dated July 19, 2005 and filed with the Securities and Exchange Commission on July 25, 2005.

8-K Current Report dated January 31, 2005 and filed with the Securities and Exchange Commission on February 3, 2005.

Exhibits

Exhibits

Number

-----------

     (i)

10.1     Employment Agreement of Dr. Ming S. Liu*

10.2     Employment Agreement of Varoujan Amirkhanian*

10.3     Employment Agreement of Peter Sheu*

10.4     Lease of 17841 Fitch office

10.5     Lease of Shanghai office

10.6     Source Code License Agreement

31.1     Certification of Dr. Ming  S. Liu

31.2     Certification of Peter Sheu

32        906 Certification

99.1      2004 Stock Option Plan

99.2     2006 Stock Option Plan

     (ii)

Definitive Information Statement filed with the Securities and Exchange Commission on April 2, 2004, regarding an increase in our authorized capital to include preferred shares and to authorized our Board of Directors to change our name without shareholder approval - Part I*

10-KSB Annual Report for the fiscal year ended December 31, 2005*

10.1     Employment Agreement of Dr. Ming  S. Liu*

10.2     Employment Agreement of Varoujan Amirkhanian*

10.3 Employment Agreement of Peter Sheu*

10-KSB Annual Report for the fiscal year ended December 31, 2004 – Part I*

10-SB Registration Statement filed with the SEC on February 26, 2001*

           3.1 Articles of Incorporation of CCM-Arizona, dated April 15, 1936*

3.3 (i) Articles of Amendment to Articles of Incorporation dated April 12, 1951, change of authorized allowed and indebtedness*

3.3 (ii) Articles of Amendment to Articles of Incorporation dated April 21, 1991, change of authorized allowed and indebtedness*

3.1 (i) Articles of Incorporation of the Company, dated June 14, 1999*

3.2 By-laws, adopted June 8, 1999, Articles of Merger of CCM-Arizona with and into the Company*

3.3 (iv) Articles of Amendment to Articles of Incorporation dated September 29, 1999, regarding 15 to 1 reverse split *

Definitive 14A Proxy Statement Filed April 2, 2004*

3.1 Amendment to Articles of Incorporation increasing the authorized shares to 60,000,000, divided into 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock*

10-QSB Quarterly Report for the quarter ended March 31, 2004*

3.1 Amendment to Articles of Incorporation increasing the authorized shares to 60,000,000, divided into 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.  See Part II, Item 4*

               * Previously filed and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$31,061	$29,116
Audit-related Fees	$340	$2,838
Tax Fees	$1,102	$2,300
All Other Fees	$-	$-
Total Fees	$32,503	$34,254

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGene, Inc.

Date:	April 17, 2007	By:	/s/Ming Sun Liu
Ming Sun Liu, Chairman, Director, President and CEO

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

eGene, Inc.

Date:	April 17, 2007	By:	/s/Ming Sun Liu
Ming Sun Liu, Chairman, Director, President and CEO

Date:	April 17, 2007	By:	/s/Peter Sheu
Peter Sheu, CFO