Form 10QSB
period 2007-03-31
eGENE, INC.
filed 2007-05-15
CIK 1105409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-32393

eGene, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0645507
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17841 Fitch

Irvine, California 92614

(Address of Principal Executive Offices)

(949) 250-8686

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   No.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date.

The number of our outstanding shares of common stock as of May 11, 2007, was 19,471,539 (actual); however, assuming all stockholders of BioCal Technology, Inc., a California corporation (“BioCal”), who did not perfect dissenters’ rights in the merger of our wholly-owned subsidiary that was formed for the sole purpose of merging with and into BioCal submit their BioCal shares for exchange under that Agreement and Plan of Merger and by which BioCal became our wholly-owned subsidiary, then there will be 19,785,835 outstanding shares.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

eGene, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

As of March 31, 2007

ASSETS
Current Assets
Cash and Cash Equivalents	$101,845
Accounts Receivable, net of allowance	584,900
Prepaid Expense	58,483
Inventory	704,395
Total Current Assets	1,449,623
Fixed Assets
Computer Equipment	62,555
Equipment and Machinery	55,073
Furniture and Fixtures	28,837
Injection Molds	287,347
Less Accumulated Depreciation	(191,274)
Total Fixed Assets	242,538
Other Assets
Deferred Patent Costs, Net of Amortization	377,643
Other Deferred Cost, Net of Amortization	3,250
Deposits	101,182
Total Other Assets	482,075
TOTAL ASSETS	$2,174,236

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$407,314
Accrued Payroll and Related Payroll Taxes	176,121
Accrued Vacation Payable	49,341
Warranty Accrual	82,448
Short Term Loan Payable	330,000
Other Current Liabilities	20,908
Current Portion of Settlement Payable	119,096
Total Current Liabilities	1,185,228
Settlement Payable - Long Term	34,772
Total Liabilities	1,220,000
Stockholders’ Equity
Preferred Stock - 10,000,000 shares authorized; having a par value of $.001; -0- shares issued and outstanding	-
Common Stock - 50,000,000 shares authorized; having a par value of $.001; 18,595,835 shares issued and outstanding	18,596
Additional Paid in Capital	6,490,470
Accumulated Deficit	(5,554,830)
Total Stockholders’ Equity	954,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,174,236

See accompanying notes to consolidated financial statements

eGene, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(unaudited)

	Three Months Ended	Three Months Ended
	3/31/2007	3/31/2006
Revenues	$550,687	$507,211
Cost of Goods Sold	227,416	181,483
Gross Profit	323,271	325,728
Expenses
Accounting & Audit	15,408	22,152
Amortization & Depreciation	5,550	21,939
General Office Expenses	4,708	4,106
Insurance	17,760	11,260
Legal Expenses	6,837	17,330
Marketing & Sales Expenses	68,237	53,560
Office Supplies & Equipment	2,540	4,090
Postage and Delivery	897	2,013
Professional Fees	3,607	39,981
Rent – Building	37,709	23,087
R & D, Manufacturing and Production	8,623	18,722
Salaries, Wages & Taxes	387,004	269,057
Telephone & Utilities	2,335	3,603
Total Operating Expenses	561,215	490,900
Net Loss from Operations	(237,944)	(165,172)
Net Other (Expense) Income	(9,173)	701
Loss Before Income Taxes	(247,117)	(164,471)
Current Year Provision for Income Taxes	-	-
Net Loss	$(247,117)	$(164,471)
Basic and Diluted Loss Per Share	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	18,587,918	18,117,517

See accompanying notes to the condensed consolidated financial statements.

eGene, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	3/31/2007	3/31/2006
Cash Flows From Operating Activities
Net Loss	$(247,117)	$(164,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,368	1,534
Depreciation	23,364	20,405
Stock Based Compensation	170,992	55,500
Securities issued for services	-	22,500
Decrease (Increase) in current assets	(31,560)	265,215
Increase in current liabilities	83,047	4,470
Decrease in long-term liabilities	(19,849)	-
Increase in Deposits	(69,439)	-
Net cash provided (used) by operating activities	(89,194)	205,153

Cash Flows from Investing Activities
Purchases of fixed assets	(10,425)	(13,587)
Purchases of other assets	(16,643)	(16,242)
Net cash used by investing activities	(27,068)	(29,829)

Cash Flows from Financing
Proceeds from capital stock issued	8,500	-
Net Increase (Decrease) in cash	(107,762)	175,323
Cash at beginning of period	209,607	126,495
Cash at end of period	$101,845	$301,819

Supplemental disclosure of cash flow information
Interest paid	$11,717	$-
Income taxes paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

eGene, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

The merger caused BioCal to become a wholly-owned subsidiary of eGene, a dormant, publicly held Nevada corporation. The terms of the merger provided that eGene exchange one of its shares of common stock for every three outstanding shares of common stock of BioCal and one of its options to acquire shares of common stock of eGene for every three outstanding options to acquire common stock of BioCal. The combination was a “reverse merge”. The transaction was accounted for as a recapitalization of BioCal wherein the net assets are brought forward at their net book value with no goodwill recognized, and the pre-merger financial statements of BioCal became the historical financial statements of the combined company.

The directors and executive officers of BioCal subsequently became the directors and officers of the reorganized entity. Our Centroid Nevada corporation has changed its name to eGene, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2006.

Principles of Consolidation

eGene’s financial statements include the accounts of its wholly owned subsidiary BioCal Technology, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts have been reclassified in the prior year's financial statements to conform to the current year's presentation.

2. UNREGISTERED SALES OF EQUITY SECURITIES

The following stock option was exercised on 2/26/2007.

David Senitzer              2/26/2007             12,500 shares

These securities were sold under Rule 506 of Regulation D of the Securities and Exchange Commission and Section 4(2) of the Securities Act of 1933, as amended.  All purchasers were either “accredited investors” or directors, officers or affiliates of our Company.

3. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended

March 31, 2007, and 2006 the Company’s results of operations reflected compensation expenses for the unvested portion of previous stock option grants which vested during these periods. The amounts recognized in the financial statements related to stock-based compensation were $170,992 and $55,500 for the three months ended March 31, 2007, and 2006, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2007, and 2006, using the Black-Scholes option-pricing model:

	2007	2006
Expected life (years)	4.9	9.8
Interest rate	4.9%	4.7%
Volatility	148%	266%
Dividend yield	0%	0%

4. INVENTORIES

Inventories are stated at the lower of cost or market. Inventories at March 31,

2007, consisted of the following:

March 31, 2007
Demo units	$114,402
Finished goods	219,043
Raw materials	370,950
Total	$704,395

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

6. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, we purchased parts from a manufacturing company, whose ownership includes one of our directors and shareholders. The total purchases were $91,956. The total balance owed to this party as of March 31, 2007 was $92,383.

During the three months ended March 31, 2007, we received $30,449 in parts sales from a manufacturing company, whose ownership includes one of our directors and shareholders.  The party’s account receivable balance as of March 31, 2007 was $30,449.

7. SUBSEQUENT EVENTS

The following stock option was exercised on 4/10/2007.

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

On April 12, 2007, a Source Code License Agreement was executed between the Company and SciBridge Software. SciBridge Software is the owner of the source code for the BioCalculator Software consisting of BioCalculator specific components (“BioCalculator Components”) and the core components (“Core Components”) . This software is currently used by the Company to perform instrument control, data acquisition and data analysis. Subject to the terms and conditions of this Source Code License Agreement, SciBridge Software granted to the Company an exclusive , worldwide , perpetual, irrevocable, fully-paid up, royalty-free license to the source code of the BioCalculator Components and a non- exclusive , worldwide , perpetual , irrevocable, fully-paid up, royalty-free license to the source code of the Core Components. In consideration of the license granted, the Company will pay SciBridge Software $750,000.

On April 12, 2007, an Agreement and Plan of Merger was executed and delivered between the Company, Electra Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of Qiagen North American Holdings, Inc., a California corporation (“Qiagen), and Qiagen, pursuant to which Merger Sub will merge with and into the Company, the Company shall continue as the surviving corporation and a wholly-owned subsidiary of Qiagen and the separate corporate existence of Merger Sub shall cease. Additional agreements and documents reviewed and adopted by the Company’s Board of Directors included, but were not limited to: separate Voting Agreements for members of management and others; the Employment Agreements and Non-Competition Agreements with Ming S. Liu and Varoujan Amirkhanian, directors and executive officers of the Company; the Employment Agreement and Non-Solicitation Agreement with Peter Sheu, the Company’s CFO; the Founders Certificate requiring the signatures of Ming S. Liu and Varoujan Amirkhanian; the Option Termination Agreement to be signed by holders of all outstanding options to acquire common stock of the Company; the Company Disclosure Letter required by Section 2 of the Merger Agreement; and the proposed Press Release regarding the Merger.

The following warrants were exercised on 4/30/2007, 5/04/2007 and 5/09/2007:

Qiagen North American Holdings, Inc.:  4/30/2007            340,000 shares

Martiqs Carolina Fund LP:                      5/04/2007            160,000 shares

Qiagen North American Holdings, Inc.:  5/09/2007            240,000 shares

These securities were sold under Rule 506 of Regulation D of the Securities and Exchange Commission and Section 4(2) of the Securities Act of 1933, as amended.  All purchasers were either “accredited investors” or directors, officers or affiliates of our Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2007, and for the three month periods ended March 31, 2007, and 2006, should be read in conjunction with our financial statements included in our 10-KSB Annual Report for the year ended December 31, 2006, that was filed with the Securities and Exchange Commission on April 17, 2007 (the “2006 10-KSB Annual Report”).

Forward Looking Statements.

Statements made in this 10-QSB Quarterly Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions. Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Executive Summary

Business

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

We are developing three channels to distribute our complete system solutions to customers: Distributing directly to customers, distributing indirectly through our international network of distributors and distributing through our developing original equipment manufacturer (“OEM”) channels. Our OEM distribution channel enables us to extend the commercial potential of our advanced technologies into new industries and new applications with experienced commercial partners. In the OEM channel, we plan to provide our enabling technologies to potential commercial partners who will then integrate the application solution and market them to their end customers.

Critical Accounting Policies, Estimates and Assumptions

We consider our accounting policies related to revenue recognition, inventory reserve and warranty accrual to be critical. Inherent in our determination of when to recognize revenue, and in our calculation of our inventory reserve and warranty accrual, are a number of significant estimates, assumptions and judgments. These include deciding whether the elements required to recognize revenue from a particular arrangement are present and estimating the amount of inventory obsolescence and warranty costs associated with shipped products. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. There have been no other material changes to our critical accounting policies since we filed our 2006 Annual Report on Form 10-KSB with the Securities and Exchange Commission. For a description of our critical accounting policies, please refer to our 2006 Annual Report on Form 10-KSB.

First Quarter Overview

The net loss for the quarter ended March 31, 2007, was $247,117, compared to the previous year’s quarterly loss of $164,471. During the first quarter of 2007, our sales increased $43,476 or 9%, from sales of $507,211 in the first quarter of 2006. This limited increase in our quarterly sales reflects the diluted operational effort due to the Qiagen merger due diligence process.

In this quarter, we are continuously using our resources for research and development of avian flu virus test with our collaborator. eGene and the Genome Institute of Singapore (GIS) have worked together to develop a rapid, highly sensitive, and cost-effective screening approach for H5N1 avian influenza virus detection. The HDA system, in combination with the GIS’s single-step RT-PCR, is a simple and sensitive assay for H5N1 avian influenza detection that can detect as few as 10 copies of the viral RNA.

Results of Operations

Revenue

Total sales increased for the three months ended March 31, 2007, as compared to the same period in 2006. Our sales increased $43,476, or 9% from sales of $507,211 in the first quarter of 2006. This limited increase in our quarterly sales reflects the diluted operational effort due to the Qiagen merger due diligence process.

                                                   Three Months Ended

                                                            March 31,

                                      2007        2006      $change     %change 2006

Total Revenues         $550,687  $507,211    $43,476         9%

Cost of Sales

Cost of sales as a percentage of sales was 41% in the first quarter of 2007, compared to 36% in the first quarter of 2006, and gross profit margin was 59% in the first quarter of 2007, as compared to 64% in the first quarter of 2006.

Expenses

Total expenses for the quarter ended March 31, 2007, were $561,215, which was $70,315 higher as compared to the same period in 2006. The major expense increases were $173,447 for Salary, Wages & Taxes, and $14,677 for Marketing and Sales Expenses.

We expect to devote additional expense resources to substantially strengthening and broadening our marketing and sales infrastructure, and for other general corporate activities.

Liquidity and Capital Resources

Our cash and cash equivalents were $101,845 on March 31, 2007, compared to $301,819 on March 31, 2006. We have financed our operations primarily through equity sales and product sales.

Related Transactions

During the three months ended March 31, 2007, we purchased parts from a manufacturing company, whose ownership includes one of our directors and shareholders. The total purchases were $91,956. The total balance owed to this party as of March 31, 2007 was $92,383.

During the three months ended March 31, 2007, we received $30,449 in parts sales from a manufacturing company, whose ownership includes one of our directors and shareholders.  The party’s account receivable balance as of March 31, 2007 was $30,449.

Cash Flow

	Three Months Ended March 31,
	2007	2006	$change
Net Cash provided (used) by operating activities	$(89,194)	$205,153	$(294,347)
Cash Flows from investing activities	$(27,068)	$(29,829)	$2,761
Cash Flows From Financing activities	$8,500	$-	$8,500

Operating Activities

During the three months ended March 31, 2007, we used $89,194 of cash for operating activities as compared to $205,153 of cash generated in the same period of 2006.

Investing Activities

Investing activities during the three months ended March 31, 2007, were $10,425 for purchase of fixed assets and $16,643 for additional costs incurred for deferred patent legal fees and website development.

Financing Activities

During the three months ended March 31, 2007, we generated $8,500 in cash from financing activities, reflecting the sale of our common stock in stock option exercise.

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

Going Concern Qualification of our Auditors

Our accompanying financial statements have been prepared assuming we will continue as a going concern. We have accumulated losses and are still developing our principal operations. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 of our audited financial statements that are contained in our 2006 10-KSB Annual Report. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance sheet arrangements

We had no off balance sheet arrangements during the quarter ended March 31, 2007.

Item 3(a)T. Controls and Procedures.

Management’s annual report on internal control over financial reporting

We have evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting” as of March 31, 2007. This evaluation was done under the supervision and with the participation of management.

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies, including our Company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with our evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer, Chief Financial Officer, Executive VPs and Business Manager did not identify any change in our internal controls over financial reporting during the three months ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure, and our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that eGene is a young and emerging biotechnology company with limited resources, funding and personnel, and that our evaluation of controls and procedures were conducted in good faith considering the economic environment of our Company.

Changes in internal control over financial reporting

Internal controls over financial reporting are procedures which are designed with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Among other matters, we evaluated our internal controls over financial reporting to determine whether there were any “significant deficiencies” or “material weaknesses,” and sought to determine whether we have identified any acts of fraud involving personnel who have a significant role in eGene’s internal controls. In the professional auditing literature, “significant deficiencies” may be interpreted as being comparable as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize, and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions.

There were no material changes in our internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on the Effectiveness of Controls

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following stock options or warrants were exercised on February 26, 2007, April 10, 2007, April 30, 2007, May 4, 2007, and May 9, 2007, respectively, to acquire “restricted securities” (common stock):

David Senitzer	2/26/2007	12,500 shares
Varoujan Armikhanian	4/10/2007	450,000 shares
Qiagen North American Holdings, Inc.	4/30/2007	340,000 shares
Martiqs Carolina Fund LP	5/4/2007	160,000 shares
Qiagen North American Holdings, Inc.	5/9/2007	240,000 shares

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

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

     (i)

10.1     Employment Agreement of Dr. Ming S. Liu*

10.2     Employment Agreement of Varoujan Amirkhanian*

10.3     Employment Agreement of Peter Sheu*

10.4     Lease of 17841 Fitch office*

10.5     Lease of Shanghai office*

10.6     Source Code License Agreement*

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

eGene, Inc..

Date:	May 15, 2007	By:	/s/Ming Sun Liu
Ming Sun Liu, Chairman, Director, President and CEO

Date:	May 15, 2007	By:	/s/Peter Sheu
Peter Sheu, CFO